Form 10QSB
period 2000-09-30
SPECTRE INDUSTRIES INC
filed 2001-01-05
CIK 1111872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended Sept. 30, 2000

                         Commission File Number 0-30573

                            SPECTRE INDUSTRIES, INC.

   NEVADA                                           91-2041523231612
-------------                                      ------------------

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

                              #6 - 260 E. Esplanade
                               North Vancouver, BC
                                     V7L 1A3

                               Tel: (604) 984-0400
                               Fax: (604) 990-0927

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be files by Section 12, 113 0r 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,454,259
                                           ----------

Transitional Small Business Format: Yes |_| No |_|

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

See Exhibit A

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-KSB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit which raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $439,225 for the nine months ended September 30, 2000 and had an accumulated deficit of $9,024,012 at September 30, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There are many events and factors in connection with the development of, manufacture and sale of the Company's products over which the Company has little or no control, including without limitation, marketing difficulties, lack of market acceptance of our products, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-nine Months Ending September 30, 2000

During the nine months ended September 2000, total revenues amounted to $984,567 versus no revenue in the prior year.

The company's principal operating subsidiary, Grant Automotive Group, Inc., is a manufacturers representative in the Automotive aftermarket. The Company's revenue is primarily derived from commissions earned by Grant Auto on the sales of its principal automotive and truck products to wholesale buyers such as Uni-Select and NAPA in Canada.

The Company generated a gross margin of $254,873 for the nine months ended September 30, 2000. The company had no margin in the prior year. The gross margin percentage is 25.8% of revenue. The company believes that this trend will be maintained for the balance of the fiscal year.

For the nine month period ended September 30, 2000, the Company reported $984,567 in revenues, primarily from commissions earned by its operating subsidiary on sales of approximately $25,000,000 of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket. The Company had no revenues in the prior year.

Net loss for the nine month period ending September 30, 2000 was $439,225 or $.03 per share. This compares to a net loss of $1,235,656 or $.11 per share for the same period in the prior year. Net loss for the nine month period ending September 30, 2000 excluding $198,480 of non-cash expenses was $240,825 or $.02 per share. The non-cash expenses were $85,980 of amortization and $112,500 for stock-based compensation paid to Grant Brothers Sales Ltd, pursuant to a management services contract. This compares to a net loss of $229,337 or $.02 per share for the same period in the prior year, excluding $728,580 of non-cash expenses relating to stock compensation paid to .

During the nine-month period ending September 30, 2000, the Company incurred interest expense of $104,899 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminate $152,100 in recurring annual interest expense.

Liquidity and Sources of Capital

During the nine months ended September 30, 2000, the Company's operating cash requirement was $240,825 attributable to a net loss of $439,225 mitigated by non-cash charges for depreciation and amortization ($85,980) and stock based compensation ($112,500). The net remaining shortfall was primarily funded by the sale of common stock for $1,210,800. Partially offsetting this funding were stock offering costs of $123,000 for net cash proceeds of $1,087,800.

During the nine months ended September 30, 1999, the Company's operating cash deficit was $229,377 attributable to a net loss of $957,957 mitigated by non-cash charges for stock based compensation ($728,580). The net remaining shortfall was primarily funded by the net sale of common stock for $190,000 and proceeds of $220,000 from the sale of convertible debentures.

The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure long-term financing for the development and expansion of its main business. The Company currently has available cash to meet its needs for two additional years, assuming the same level of corporate expenditure. The Company will depends on cash receipts from commission revenues generated from its subsidiary operations. There can be no assurance, however, that the Company will be successful in obtaining any additional financing through equity or debt offering, if and when needed.

As a result of the operations of GAG and the conversion of its outstanding convertible debentures into shares of common stock in September of 2000, the Company has no current need to raise additional capital in the near term to survive as a going concern and to implement its business plan. Through GAG, the Company intends to acquire small independent agents in the North American auto parts industry. It is not anticipated that these acquisitions, should any occur, would require substantial additional capital either in the acquisition phase or in a later operating phase.

The Management Services Agreement between the Company and GBS provides an option for the Company to increase its Net Cash Flow by payment of an additional $423,058. See Part I, Item 7 "Certain Relationships and Related Transactions." This option doesn't expire until 2005. At that time the Company may not have sufficient funds to cover this expense and, therefore, substantial additional funds may be then required should the Company determine to exercise this option. There is no certainty that the Company will be able to raise sufficient capital in a timely manner or on terms it deems reasonable.

In light of the Company's limited resources and the competitive environment in which it operates, any inability to obtain additional financing may cause the Company to be forced to discontinue its proposed acquisition strategies. Debt financing increases expenses and must be paid regardless of operating results. Equity financing could involve dilution to the interests of the Company's then-existing stockholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

On January 1, 2000, the Company issued 450,000 shares of Common Stock to GBS for the purchase of GAG valued at $112,500, or $0.25 per share. These shares were exempt from the registration requirements under the Securities Act in reliance on Section 4(2) of the Securities Act.

On January 14, 2000, the Company issued in aggregate a total of 1,210,000 shares of Common Stock to three individuals for services valued at $340,010, or $0.281 per share. 1,200,000 shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. The remaining 10,000 shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation D under the Securities Act.

On January 14, 2000, the Company issued 300,000 shares of Common Stock to European investors for a total subscription price of $60,000, or $0.20 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On August 29, 2000 and September 26, 2000 the Company issued 660,000 shares of Common Stock to European investors for a total subscription price of 330,000 or $0.50 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On September 11, the Company issued an aggregate of 3,802,500 shares of its common stock in connection with the conversion of all of its outstanding Convertible debentures. These were converted at $.40 per share. This was approximately 20% less than the conversion rate that would have been required under the terms of the debenture. In addition, an aggregate of 145,310 shares were issued on the same terms and conditions in connection with the accrued interest owing on certain of the debentures. The remaining accrued interest was paid in cash. The Company made this offer to its debenture holders in order to eliminate all its outstanding long-term indebtedness prior to maturity. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                              Spectre Industries, Inc.
                                              __________________________________
                                                                    (Registrant)


           December 29, 2000                  /s/ Ian S. Grant,President & CEO
Date: _____________________________           __________________________________
                                                                    (Signature)*

*Print the name and title of each signing officer under his signature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                        September 30,  December 31,
                                                            2000          1999
                                                         ----------     --------
                                                         (Unaudited)
CURRENT ASSETS

   Cash$                                                    254,685     $ 44,566
   Accounts receivable, net (Note 2)                         42,167           --
   Term deposit                                             661,542           --
                                                         ----------     --------

     Total Current Assets                                   958,394       44,566
                                                         ----------     --------

OTHER ASSETS

   Goodwill, net (Note 12)                                  487,220           --
   Deposit on subsidiary acquisition (Note 8)                    --      450,000
   Note and interest receivable (net) (Note 5)                   --           --
                                                         ----------     --------

     Total Other Assets                                     487,220      450,000
                                                         ----------     --------

     TOTAL ASSETS                                        $1,445,614     $494,566
                                                         ==========     ========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          September 30,   December 31,
                                                              2000            1999
                                                          ------------    -----------
                                                          (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                       $     24,913    $        --
   Accounts payable - related party (Note 11)                       --        337,200
   Accrued expenses                                             11,840        102,960
   Convertible debentures (Note 3)                                  --      1,521,000
   Notes payable (Note 13)                                       5,676             --
                                                          ------------    -----------

     Total Current Liabilities                                  42,429      1,961,160
                                                          ------------    -----------

LONG-TERM DEBT

   Notes payable (Note 13)                                      62,943             --
                                                          ------------    -----------

     Total Long-Term Debt                                       62,943             --
                                                          ------------    -----------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY                                                    106,989             --
                                                          ------------    -----------

     Total Liabilities                                         212,361      1,961,160
                                                          ------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 100,000,000
    shares authorized, 20,655,860 and 12,106,450 shares
    issued and outstanding, respectively                        20,655         12,106
   Additional paid-in capital                               10,359,965      7,109,442
   Subscription receivable                                    (120,000)            --
   Other comprehensive income (loss)                            (3,355)            --
   Deficit accumulated during the development stage         (9,024,012)    (8,588,142)
                                                          ------------    -----------

     Total Stockholders' Equity (Deficit)                    1,233,253     (1,466,594)
                                                          ------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                    $  1,445,614    $   494,566
                                                          ============    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           From
                                                                        Inception on            For the
                                               For the                    April 26,           Nine Months
                                          Three Months Ended            1995 Through             Ended
                                             September 30,              September 30,        September 30,
                                        ----------------------    ------------------------   -------------
                                          2000         1999          2000         1999           2000
                                        ---------    ---------    ---------   ------------    ------------
REVENUES                                $ 279,342    $      --    $ 984,567    $        --    $   984,567

COST OF SALES                             256,552           --      729,694             --        729,694
                                        ---------    ---------    ---------    -----------    -----------

   Gross Margin                            22,790           --      254,873             --        254,873
                                        ---------    ---------    ---------    -----------    -----------

EXPENSES

   Bad debt expense                            --       15,125        4,346         45,375        572,887
   General and administrative              55,206       91,529      157,213        957,957      4,024,868
   Amortization expense                    28,660           --       85,980             --         85,980
   Consulting expense                     102,500           --      242,858             --        242,858
                                        ---------    ---------    ---------    -----------    -----------

     Total Expenses                       186,366      106,654      490,397      1,003,332      4,926,593
                                        ---------    ---------    ---------    -----------    -----------

     Loss from Operations                (163,576)    (106,654)    (235,524)    (1,003,332)    (4,671,720)
                                        ---------    ---------    ---------    -----------    -----------

OTHER INCOME (EXPENSE

   Interest income                          8,494          301       11,542          1,641         72,756
   Interest expense                       (26,253)     (38,650)    (104,899)            --       (537,563)
   Loss from equity subsidiary                 --           --           --             --       (375,001)
                                        ---------    ---------    ---------    -----------    -----------

     Total Other Income (Expense)         (17,759)     (38,349)     (93,357)      (232,324)      (839,808)
                                        ---------    ---------    ---------    -----------    -----------

LOSS BEFORE EXTRAORDINARY
 ITEMS AND LOSS FROM
 DISCONTINUED OPERATIONS                 (181,335)    (145,003)    (328,881)    (1,235,656)    (5,511,528)
                                        ---------    ---------    ---------    -----------    -----------

EXTRAORDINARY ITEM

   Loss on extinguishment of debt              --           --           --             --     (1,216,250)
                                        ---------    ---------    ---------    -----------    -----------

     Total Extraordinary Item                  --           --           --             --     (1,216,250)
                                        ---------    ---------    ---------    -----------    -----------

LOSS FROM DISCONTINUED
 OPERATIONS - Net of zero tax benefit          --           --           --             --     (2,189,245)

LOSS BEFORE MINORITY INTEREST
 IN NET INCOME OF CONSOLIDATED
 SUBSIDIARY                              (181,335)    (145,003)    (328,881)    (1,235,656)    (8,917,023)
                                        ---------    ---------    ---------    -----------    -----------

MINORITY INTEREST IN NET INCOME
 OF CONSOLIDATED SUBSIDIARY                20,650           --     (106,989)            --       (106,989)
                                        ---------    ---------    ---------    -----------    -----------

NET LOSS                                $(160,685)   $(145,003)   $(435,870)   $(1,235,656)   $(9,024,012)
                                        =========    =========    =========    ===========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                     From
                                                                                  Inception on                  For the
                                               For the                              April 26,                 Nine Months
                                          Three Months Ended                      1995 Through                   Ended
                                             September 30,                        September 30,              September 30,
                                  ----------------------------------   ----------------------------------   ---------------
                                       2000               1999              2000               1999               2000
                                  ---------------    ---------------   ---------------    ---------------   ---------------
OTHER COMPREHENSIVE INCOME
 (LOSS)

   Foreign currency translation
    adjustments                   $        (1,603)   $            --   $        (3,355)   $            --   $        (3,355)
                                  ---------------    ---------------   ---------------    ---------------   ---------------

     Total Other Comprehensive
      Income (Loss)                        (1,603)                --            (3,355)                --            (3,355)
                                  ---------------    ---------------   ---------------    ---------------   ---------------

TOTAL OTHER COMPREHENSIVE
 INCOME (LOSS)                    $      (162,288)   $      (145,003)  $      (439,225)   $    (1,235,656)  $    (9,027,367)
                                  ===============    ===============   ===============    ===============   ===============

BASIC LOSS PER SHARE

 Continuing operations            $         (0.01)   $         (0.01)  $         (0.03)   $         (0.11)
 Extraordinary item                            --                 --                --                 --
                                  ---------------    ---------------   ---------------    ---------------

     Total                        $         (0.01)   $         (0.01)  $         (0.03)   $         (0.11)
                                  ===============    ===============   ===============    ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    15,066,564         11,340,149        15,066,564         11,340,149
                                  ===============    ===============   ===============    ===============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                            Deficit
                                                                                                          Accumulated
                                        Common Stock          Additional                    Currency      During the
                                  -------------------------     Paid-in      Subscription  Translation    Development
                                    Shares         Amount       Capital      Receivable    Adjustment        Stage
                                  -----------   -----------   -----------    -----------   -----------    -----------
Balance, at inception                      --   $        --   $        --    $        --   $        --    $        --

Common stock issued for
 Spectre Motor Sports Ltd.
  recorded at predecessor cost        630,000           630          (630)            --            --             --

Common stock issued for cash
 at $11.25 per share                   51,000            51       573,699             --            --             --

Stock offering costs                       --            --       (57,375)            --            --             --

Currency translation adjustment            --            --            --             --           367             --

Net loss from inception
 through December 31, 1995                 --            --            --             --            --       (503,384)
                                  -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1995            681,000           681       515,694             --           367       (503,384)

Common stock issued
  for cash at $11.25 per share         51,889            52       583,698             --            --             --

Common stock issued for
  cash at $13.75 per share             72,727            73       999,927             --            --             --

Common stock issued for cash
  at $10.00 per share                  25,076            25       250,731             --            --             --

Stock offering costs                       --            --      (192,025)            --            --             --

Additional shares issued under
 recapitalization                       8,511             8            (8)            --            --             --

Currency translation adjustment            --            --            --             --        (5,976)            --

Net loss for the year
  ended December 31, 1996                  --            --            --             --            --     (1,732,866)
                                  -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1996            839,203   $       839   $ 2,158,017    $        --   $    (5,609)   $(2,236,250)
                                  -----------   -----------   -----------    -----------   -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                               Common Stock          Additional                    Currency      During the
                                         -------------------------     Paid-in      Subscription  Translation    Development
                                           Shares        Amount        Capital      Receivable    Adjustment        Stage
                                         -----------   -----------   -----------    -----------   -----------    -----------
Balance, December 31, 1996                   839,203   $       839   $ 2,158,017    $        --   $    (5,609)   $(2,236,250)

Currency translation adjustment                   --            --            --             --         5,609             --

Common stock issued for debt
 at $0.17 per share                        1,800,000         1,800       298,200             --            --             --

Additional shares issued under
 recapitalization                             16,003            16           (16)            --            --             --

Contribution of capital by shareholder            --            --       158,264             --            --             --

Common stock issued for services
 valued at $0.17 per share                    42,800            43         7,083             --            --             --

Net loss for the year ended
 December 31, 1997                                --            --            --             --            --       (308,211)
                                         -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1997                 2,698,006         2,698     2,621,548             --            --     (2,544,461)

Common stock issued for debt
 and interest at $1.37 per share           1,390,000         1,390     1,909,860             --            --             --

Common stock issued for services
 valued at $1.37 per share                 1,200,000         1,200     1,648,800             --            --             --

Common stock issued for cash
 and services valued at $0.001
 per share                                 4,444,444         4,444            --             --            --             --

Common stock issued for services
 valued at $1.06 per share                    24,000            24        25,464             --            --             --

Discount on debentures issued
 below fair market value (Note 3)                 --            --       137,980             --            --             --

Net loss for the year ended
 December 31, 1998                                --            --            --             --            --     (4,744,800)
                                         -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1998                 9,756,450   $     9,756   $ 6,343,652    $        --   $        --    $(7,289,261)
                                         -----------   -----------   -----------    -----------   -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                             Common Stock         Additional                    Currency      During the
                                      -------------------------     Paid-in    Subscription    Translation   Development
                                        Shares         Amount       Capital     Receivable     Adjustment       Stage
                                      -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 1998              9,756,450   $     9,756   $ 6,343,652   $        --    $        --   $(7,289,261)

Common stock issued for cash
 and services valued at $0.80
 per share                                200,000           200       159,800            --             --            --

Common stock issued for
 services at $1.19 per share              250,000           250       296,500            --             --            --

Common stock issued for cash
and services at $0.10 per share         1,900,000         1,900       188,100            --             --            --

Discount on debentures issued
 below fair market value (Note 3)              --            --       121,390            --             --            --

Net loss for the year ended
 December 31, 1999                             --            --            --            --             --    (1,298,881)
                                      -----------   -----------   -----------   -----------    -----------   -----------

Balance, December 31, 1999             12,106,450        12,106     7,109,442            --             --    (8,588,142)

Common stock issued for services
 at $0.25 per share (unaudited)           450,000           450       112,050            --             --            --

Common stock issued for debt
 at $0.28 per share (unaudited)         1,210,000         1,210       338,800            --             --            --

Common stock issued for cash
 at $0.20 per share (unaudited)           300,000           300        59,700            --             --            --

Common stock issued for interest
 expense at $0.28 per share
 (unaudited)                              100,000           100        19,538            --             --            --

Common stock issued for cash at
 $0.50 per share (unaudited)            1,680,000         1,680       838,320            --             --            --

Common stock issued for cash at
 $0.50 per share (unaudited)              861,600           861       429,939      (120,000)            --            --

Common stock issued for conversion
 of convertible debentures at $0.40
 per share (unaudited)                  3,802,500         3,803     1,517,197            --             --            --
                                      -----------   -----------   -----------   -----------    -----------   -----------

Balance Forward                        20,510,550   $    20,510   $10,424,986   $  (120,000)   $        --   $(8,588,142)
                                      -----------   -----------   -----------   -----------    -----------   -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                            Deficit
                                                                                                          Accumulated
                                          Common Stock          Additional                   Currency      During the
                                   -------------------------     Paid-in    Subscription    Translation   Development
                                     Shares        Amount        Capital     Receivable     Adjustment       Stage
                                   -----------   -----------   -----------   -----------    -----------   -----------
Balance Forward                     20,510,550   $    20,510   $10,424,986   $  (120,000)   $        --   $(8,588,142)

Common stock issued for interest
 expense at $0.40 per share
 (unaudited)                           145,310           145        57,979            --             --            --

Stock offering costs (unaudited)            --            --      (123,000)           --             --            --

Currency translation adjustment
 (unaudited)                                --            --            --            --         (3,355)           --

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                --            --            --            --             --      (435,870)
                                   -----------   -----------   -----------   -----------    -----------   -----------
Balance, September 30, 2000
 (unaudited)                        20,655,860   $    20,655   $10,359,965   $  (120,000)   $    (3,355)  $(9,024,012)
                                   ===========   ===========   ===========   ===========    ===========   ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                 Inception on                 For the
                                                           For the                 April 26,                Nine Months
                                                      Three Months Ended         1995 Through                  Ended
                                                         September 30,           September 30,             September 30,
                                                  ----------------------    --------------------------     -------------
                                                    2000          1999          2000           1999            2000
                                                  ---------    ---------    -----------    -----------      -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                       $(160,685)   $(145,003)   $  (435,870)   $(1,235,656)   $(9,024,012)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Minority interest                              (20,650)          --        106,989             --        106,989
     Gain (loss) from discontinued operations            --           --             --             --        (22,205)
     Loss from equity subsidiary                         --           --             --             --        375,001
     Gain on investments                             (8,494)          --        (11,542)            --        (11,542)
     Common stock issued for services and
       interest                                          --           --        112,500        456,750      3,399,933
     Bad debt expense                                    --       15,125          4,254         45,375        527,420
     Issuance of debenture at less than fair
       market value                                      --           --             --        121,390        259,370
     Amortization expense                            28,660           --         85,980             --         85,980
     Currency translation adjustment                 (1,641)          --         (3,355)            --         (3,355)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts
      receivable                                      2,860           --        (46,421)            --        (46,421)
     Increase in interest receivable                     --      (15,125)            --        (45,375)       (13,166)
     Increase (decrease) in accrued expenses         17,581      128,078        (10,548)       198,528         92,413
     Increase (decrease) in accounts payable           (467)          --         24,913             --         24,913
     Increase (decrease) in accounts payable
      - related party                                    --       84,300             --        252,900        337,200
                                                  ---------    ---------    -----------    -----------    -----------

       Net Cash Provided (Used) by Operating
        Activities                                 (142,836)      67,375       (173,100)      (206,088)    (3,911,482)
                                                  ---------    ---------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Payments for purchase of subsidiary                   --           --        (50,000)      (150,000)      (500,000)
   Payments to equity investee                           --           --             --             --       (508,132)
   Increase in notes receivable                          --           --             --             --       (510,000)
   Purchase of investments                         (100,000)          --       (650,000)            --       (650,000)
   Cash received in acquisition of subsidiary            --           --          2,615             --          2,615
                                                  ---------    ---------    -----------    -----------    -----------

       Net Cash Used by Investing Activities       (100,000)          --       (697,385)      (150,000)    (2,165,517)
                                                  ---------    ---------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from convertible debentures                  --           --             --        220,000      1,521,000
   Proceeds from issuance of stock                  204,600           --      1,087,800        190,000      3,509,280
   Repayment of payable                                  --           --         (7,196)            --        (81,751)
   Proceeds from payable - related party                 --           --             --             --      1,383,155
                                                  ---------    ---------    -----------    -----------    -----------

       Net Cash Provided by Financing
        Activities                                $ 204,600    $      --    $ 1,080,604    $   410,000    $ 6,331,684
                                                  ---------    ---------    -----------    -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From
                                                                         Inception on               For the
                                                  For the                  April 26,              Nine Months
                                             Three Months Ended          1995 Through                Ended
                                                September 30,            September 30,           September 30,
                                         -----------------------   -------------------------     -------------
                                            2000          1999        2000            1999           2000
                                         -----------    --------   ----------       --------      ----------

NET INCREASE (DECREASE) IN CASH          $   (38,236)   $ 67,375   $  210,119       $ 53,912      $  254,685

CASH AT BEGINNING OF PERIOD                  292,921     112,089       44,566        125,552              --
                                         -----------    --------   ----------       --------      ----------

CASH AT END OF PERIOD                    $   254,685    $179,464   $  254,685       $179,464      $  254,685
                                         ===========    ========   ==========       ========      ==========

CASH PAID DURING THE PERIOD FOR:

   Interest                              $     5,868    $     --   $   64,672       $     --      $  121,115
   Income taxes                          $        --    $     --   $       --       $     --      $       --

SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

   Common stock issued for debt          $ 1,521,000    $     --   $1,861,010       $     --      $2,856,010
   Common stock issued for services      $        --    $     --   $  112,500       $456,750      $4,134,795
   Convertible debentures issued below
     fair market value                   $        --    $     --   $       --       $121,390      $  259,370
   Common stock issued for interest
     expense                             $    58,124    $     --   $   77,762       $     --      $1,294,012
   Notes payable issued to acquire
     subsidiary                          $        --    $     --   $   75,815       $     --      $   75,815

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements include those of Spectre Industries, Inc. (Spectre) and its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG), and its 51% owned subsidiary Bigoni-Stiner & Associates, Inc. (Bigoni). Collectively, they are referred to herein as "the Company".

      Spectre was organized under the laws of the State of Nevada on May 13, 1986. Spectre acquired its wholly-owned subsidiaries Spectre Supersports, Ltd. and Spectre Cars UK, Ltd. (the Subsidiaries) on April 26, 1995. The subsidiaries were put into liquidation in 1997. The former shareholders of the Subsidiaries controlled Spectre after the acquisition. Accordingly, the transaction was accounted for as a recapitalization of the Subsidiaries. The Company is accounted for as a development stage enterprise. The Company plans to concentrate on the development of sales of automotive aftermarket supplies.

      GAG was incorporated under the laws of Ontario, Canada on December 16, 1998 for the purpose of being a wholesaler of aftermarket automotive parts and accessories. On January 1, 2000, GAG commenced operations as a wholesale automotive business group.

      Bigoni was incorporated under the laws of the State of Washington on August 16, 1989 under the name of Stiner-Solomon & Associates, Inc. On March 6, 1990, the Company changed its name to Bigoni-Stiner & Associates, Inc. Bigoni was incorporated to engage in the business of the sale of automobile parts, accessories and hardware.

      On January 1, 2000, Spectre acquired 100% of the issued and outstanding shares of GAG and 51% of the issued and outstanding shares of Bigoni, respectively, in a business combination (see Note 12).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

      b. Basic Loss Per Share - Continuing Operations

              For the Nine Months Ended                     For the Nine Months Ended
                  September 30, 2000                            September 30, 1999
      ------------------------------------------   ---------------------------------------------
          Loss          Shares        Per share        Loss           Shares          Per Share
       (Numerator)   (Denominator)      Amount      (Numerator)     Denominator         Amount
      ------------   --------------  -----------   -------------  ---------------   ------------
      $   (435,870)      15,066,564  $     (0.03)  $   (1,235,656)     11,340,149   $      (0.11)

      The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes

      As of September 30, 2000, the Company had net operating loss carryforwards of approximately $8,900,000 which will expire by 2019. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amounts.

      d. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e. Reverse Stock Split

      On November 6, 1997, the Company effected a 1-for-5 stock split. All references to common stock have been reflected retroactively back to inception.

      f. Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      g. Concentrations of Risk

      Cash

      At times the Company's funds exceed depository insurance limits in the United States.

      Notes Receivable

      Credit losses have been provided for in the consolidated financial statements and are based on management's expectations (Note 5).

      h. Recent Accounting Pronouncements

      In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June15, 1999. management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i. Revenue Recognition

      Revenue is recognized upon shipment of goods to the customer.

      j. Presentation

      All amounts are reported in United States Dollars.

      k. Accounts Receivable

      Accounts receivable are recorded net of the allowance for doubtful accounts of $4,346 and $-0- at September 30, 2000 and December 31, 1999, respectively.

      l. Principles of Consolidation

      The consolidated financial statement include those of Spectre Industries, Inc. (Spectre) and its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG) and its 51% owned subsidiary, Bigoni-Stiner & Associates, Inc. (Bigoni). All significant intercompany accounts and transactions have been eliminated.

      For the Company's foreign subsidiary, GAG, the functional currency has been determined to be the Canadian dollar. Accordingly, assets and liabilities are translated at period end exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

      In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

      m. Unaudited Consolidated Financial Statement

      The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES

      At September 30, 2000 and December 31, 1999, the Company had the following convertible debentures:

                                                                          September 30,  December 31,
                                                                              2000           1999
                                                                           ----------    -----------
                                                                          (Unaudited)
      Ten (10) convertible debentures dated October 15,
       1998, of amounts from $30,000 to $340,000, bearing
       interest at 10% requiring quarterly interest payments,
       due on October 15, 2001, convertible into common
       stock at $0.80 per share and unsecured.                             $       --    $   980,000

      Convertible debenture dated December 1, 1998,
       bearing interest at 10% requiring quarterly interest
       payments, due on December 1, 2000, convertible
       into common stock at $0.80 per share and unsecured.                         --        321,000

      Six (6) convertible debentures dated January 29,
       1999 for amounts from $10,000 to $70,000, bearing
       interest at 10% requiring quarterly interest payments,
       due on January 29, 2001. Convertible into common
       stock at $0.80 per share and unsecured.                                     --        170,000

      Convertible debenture dated February 25, 1999
       bearing interest at 10% requiring quarterly interest
       payments, due on February 25, 2001, convertible
       into common stock at $0.80 per share and unsecured.                         --         50,000
                                                                           ----------    -----------
                                                                                   --      1,521,000

      Less current portion                                                         --     (1,521,000)
                                                                           ----------    -----------

      Total Long-Term Convertible Debentures                               $       --    $        --
                                                                           ==========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES (Continued)

      On September 11, 2000, the Company issued 3,802,500 shares of common stock at $0.40 per share for the conversion of $1,521,000 in convertible debentures. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures.

      The Company recognized interest expense of $103,996 and $271,372 for the nine months ended September 30, 2000 and for the year ended December 31, 1999, respectively. Of the $271,372 recognized as interest expense for December 31, 1999, $121,390 was recognized to reflect the discount on debentures issued below fair market value.

NOTE 4 - COMMON STOCK TRANSACTIONS

      On September 26, 2000, the Company issued 660,000 shares of common stock at $0.50 per share for $330,000 cash consideration.

      On September 9, 2000, the Company issued 145,310 shares of common stock for $0.40 per share for interest expense valued at $58,124.

      On September 11, 2000, the Company issued 3,802,500 shares of common stock at $0.40 per share for the conversion of $1,521,000 in convertible debentures.

      On August 28, 2000, the Company issued 201,600 shares of common stock at $0.50 per share for $100,000 cash consideration.

      On June 22, 2000, the Company issued 1,680,000 shares of common stock at $0.50 per share for $840,000 cash consideration.

      On March 16, 2000, the Company issued 100,000 shares of common stock at $0.20 per share for interest expense of $19,638.

      On January 14, 2000, the Company issued 300,000 shares of common stock at $0.20 per share for cash consideration of $60,000.

      On January 14, 2000, the Company issued 1,210,000 shares of common stock at $0.28 per share in conversion of $340,010 of debt.

      On January 1, 2000, the Company issued 450,000 shares of common stock at $0.25 per share for services valued at $112,500.

      On May 10, 1999, the Company issued 1,900,000 shares of common stock at $0.10 per share for cash consideration of $190,000.

      On April 6, 1999, the Company issued 200,000 shares of common stock at $0.80 per share for the consideration of cash and services valued at $160,000.

      On February 23, 1999, the Company issued 250,000 shares of common stock for services valued at the trading price of $1.187 per share.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

      On December 16, 1998, the Company issued 24,000 shares of common stock for services valued at the trading price of $1.06 per share.

      On September 3, 1998, the Company issued 1,200,000 shares of common stock for services valued at the trading price of $1.375 per share. The shares were issued to a company controlled by a major shareholder of the Company.

      On September 3, 1998, the Company issued 1,390,000 shares of common stock for the conversion of $695,000 of debt. The Company recognized additional interest expense of $1,216,250 to reflect the discount from the trading price of $1.375 per share. These shares were issued to a major shareholder of the Company.

      On January 7, 1998, the Company issued 4,444,444 shares of common stock to ten (10) shareholders for $4,444 of cash.

NOTE 5 - NOTE AND INTEREST RECEIVABLE

      The Company had the following notes receivable:

                                                              September 30,    December 31,
                                                                  2000            1999
                                                               ---------        ---------
                                                              (Unaudited)
      Note receivable from DTI Technology, Inc. (DTI) dated
       July 21, 1998, bearing interest at 9.00%, due on July
       31, 1999, secured by assets of DTI.                     $ 300,000        $ 300,000

      Note receivable from Dega Technology, Inc. (DEGA),
       dated December 9, 1998, bearing interest at prime
       plus 1% (8.75% at December 31, 1998), due on June
       30, 1999, secured by assets of Dega.                      200,000          210,000
                                                               ---------        ---------

      Total notes receivable                                     510,000          510,000

      Less: allowance for bad debts                             (510,000)        (510,000)
                                                               ---------        ---------

                                                               $      --        $      --
                                                               =========        =========

      The Company accrued interest of $-0- and $45,375 on these notes during the six months ended June 30, 2000 and the year ended December 31, 1999, respectively, accordingly, the total interest receivable due from these notes at September 30, 2000 and December 31, 1999 was $58,541 and $58,541, respectively.

      On November 30, 1999, the Company filed a petition with the United States Bankruptcy Court - Central District of California to force DEGA, dba DTI, into Chapter 7 bankruptcy. Because of the doubtful nature of the collection, the Company has established an allowance for the full amount of the notes and interest receivable of $568,541.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 5 - NOTE AND INTEREST RECEIVABLE (Continued)

      The Company had loaned the $510,000 to DEGA with the expectation that the money would be used for a computer based information product which could be used by the Company. The Company and DEGA were also contemplating a merger. The Company had no relationship with DEGA prior to the merger negotiations and cash advances.

NOTE 6 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through September 30, 2000. It has not established a source of revenues to cover its operating costs and to allow it to continue as a going concern. In January 2000, the Company completed the purchase of Grant Automotive Group (GAG) and Bigoni-Stiner & Associates, Inc. (Bigoni). The acquisition of GAG and Bigoni will enable the Company to have additional avenues of cash flow which did not exist prior to the acquisition. However, there can be no assurance that significant cash flows will result from the acquisition of GAG and Bigoni.

NOTE 7 - INVESTMENT IN EQUITY SUBSIDIARY

      In 1997, the Company received a 25% interest in Spectre Holdings Limited
      (SHL), a Channel Islands company. SHL owns 100% of Spectre Cars Limited, a Channel Islands company. The Company received the interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment is accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses SHL and the inability to sell the SHL shares. Accordingly, the Company has recognized a loss from the equity subsidiary of $-0- and $120,935 for the nine months ended September 30, 2000 and for the year ended December 31, 1999.

NOTE 8 - DEPOSIT ON SUBSIDIARY ACQUISITION

      At December 31, 1999, the Company had advanced $450,000 to Grant Brother Sales, Limited (GBS) in connection with the purchase of Grant Automotive Group, Inc. (GAG). This agreement became effective on January 1, 2000 (see
      Note 12).

NOTE 9 - WARRANTS

      On September 30, 1998, the Company issued 200,000 warrants to a corporation controlled by a related party which were exercisable at $1.50 per share. At the date of issue, the trading price of the Company's stock was $1.375. Accordingly, no expense was recorded for the issuance of the warrants. On December 31, 1999, these warrants expired unexercised.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 10 -LOSS FROM DISCONTINUED OPERATIONS

      In early 1997, the former operating subsidiaries of Spectre Supersports, Ltd. and Spectre Cars UK, Ltd. were put into liquidation. Accordingly, all of the Company activity prior to then has been reclassified as discontinued operations. The following is a summary of the discontinued operations as required by APB 30.

                                                                        From
                                                                  Inception of the
                                                                     Development
                                                                      Stage on
                                                                   April 26, 1995
                                                                       Through
                                                                    December 31,
                                                                        1997
                                                                  ----------------
SALES                                                               $ 1,089,559

COST OF SALES                                                         1,285,137
                                                                    -----------

  Gross Margin                                                         (195,578)
                                                                    -----------

EXPENSES

  Depreciation                                                           41,977
  Research and development                                              186,389
  General and administrative                                          1,814,651
                                                                    -----------

    Total Expenses                                                    2,043,017
                                                                    -----------

    Loss from Operations                                             (2,238,595)
                                                                    -----------

OTHER INCOME

  Interest income                                                         2,345
                                                                    -----------

    Total Other Income                                                    2,345
                                                                    -----------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY INCOME                                               $(2,236,250)
                                                                    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 10 - LOSS FROM DISCONTINUED OPERATIONS (Continued)

                                                                       From
                                                                 Inception of the
                                                                   Development
                                                                     Stage on
                                                                  April 26, 1995
                                                                      Through
                                                                   December 31,
                                                                       1997
                                                                 ----------------
EXTRAORDINARY INCOME

 Gain on forgiveness of debt                                       $    47,005
                                                                   -----------

   Total Extraordinary Income                                           47,005
                                                                   -----------

INCOME TAX EXPENSE                                                          --
                                                                   -----------

NET INCOME (LOSS)                                                  $(2,189,245)
                                                                   ===========

      No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 11 - ACCOUNTS PAYABLE - RELATED PARTIES

      In 1999, a related party performed services which were valued at $337,200. The Company issued 1,200,000 shares of common stock on January 14, 2000 for the conversion of this amount.

NOTE 12 - BUSINESS COMBINATIONS

      On January 1, 2000, the Company entered into a share purchase agreement with Grant Brothers Sales, Limited (GBS) to acquire 100% of the issued and outstanding shares of GBS's wholly-owned subsidiary Grant Automotive Group, Inc. (GAG). GAG is a wholesale automotive business group organized under the laws of Ontario, Canada. The Company gave $500,000 cash consideration in connection with the agreement. The excess of the total acquisition cost over the fair value of the net assets acquired of $-0- is being amortized over 5 years by the straight-line method.

      The acquisition has been accounted for as a purchase and results of operations of Grant Automotive Group, Inc. since the date of acquisition are included in the consolidated financial statements.

      In conjunction with the purchase of GAG on January 1, 2000, the Company also entered into a management services agreement with GBS. This agreement dictates that GBS is to manage the operations of GAG by providing personnel, office space, accounting services and other similar services so that GAG can continue to operate the business and maximize its benefits from operations. In consideration for these services, GAG agrees to reimburse GBS for all of its costs associated directly with its services provided under the agreement, as well as provide GBS with a proportioned distribution of its net cash flows.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 12 - BUSINESS COMBINATIONS (Continued)

      The distribution of the net cash flow of GAG between GAG and GBS has been agreed upon as follows: The first $50,000 of the net cash flow of GAG for any fiscal year is to be distributed to GAG. The second $100,000 of the net cash flow of GAG is to be distributed to GBS. Any net cash flow of GAG in excess of these yearly distributions is to be distributed 47.5% to GAG and 52.5% to GBS, respectively.

      In connection with this net cash flow distribution, GAG also holds the option to purchase from GBS an increase in their net cash flow distribution by paying GBS $423,058. This option must be exercised before January 1, 2005. If the option is exercised, the net cash flow distribution (after the initial distributions of $50,000 and $100,000, respectively) will change to 95% to GAG and 5% to GBS and will become effective in the calendar year immediately following the year in which the payment is made to GBS.

      This management service agreement became effective on January 1, 2000 and will continue for five years. At the expiration of five years, the agreement will automatically be renewed for successive one year periods unless it is terminated by either GAG or GBS.

      If GAG fails to exercise its option to increase its net cash flow by failing to make the "net cash flow increase payment", GBS will be entitled to purchase all of GAG's assets conveyed in connection with this transaction.

      In addition, on January 1, 2000, the Company acquired 51% of the outstanding shares of Bigoni-Stiner & Associates, Inc., a distributor of automobile parts and accessories. The total acquisition cost was $75,815 (the present value of $100,000 to be paid over 5 years). The excess of the total acquisition cost over the fair value of the net assets acquired of $2,615 is being amortized over 5 years by the straight-line method.

      The acquisition has been accounted for as a purchase and results of operations of Bigoni-Stiner & Associates, Inc., since the date of acquisition, are included in the consolidated financial statements.

NOTE 13 - NOTES PAYABLE

      In connection with the purchase of its 51% interest in Bigoni-Stiner & Associates, Inc., the Company issued non-interest bearing notes payable with a face value of $100,000 to be paid over 5 years. These notes payable were recorded at their present value of $75,815 using a standard discount rate of 10%. At September 30, 2000, notes payable consisted of the following:

      Total notes payable                                              $ 68,619
      Less: current maturities                                           (5,676)
                                                                       --------

      Non-current notes payable                                        $ 62,943
                                                                       ========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 13 - NOTES PAYABLE (Continued)

      Maturities of long-term debt are as follows:

                               Year Ending
                               December 31,
                               ------------

                                   2000                                  $ 5,676
                                   2001                                   13,706
                                   2002                                   15,075
                                   2003                                   16,584
                                   2004                                   17,578
                                   2005 and thereafter                        --
                                                                         -------

                                Total                                    $68,619
                                                                         =======