Form 10QSB
period 2000-06-30
SPECTRE INDUSTRIES INC
filed 2001-06-27
CIK 1111872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

                         Commission File Number 0-30573

                            SPECTRE INDUSTRIES, INC.

             NEVADA                                     91-2041523231612
-------------------------------                ---------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 113 0r 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,655,860

Transitional Small Business Format: Yes |X|  No |_|

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

See Exhibit A

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-SB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit that raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $125,058 for the three-month period ended June 30, 2000 and $355,090 for the six months ended June 30, 2000. The Company had an accumulated deficit of $8,943,232 at June 30, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Six Months Ending June 30, 2000

During the three months ended June 30, 2000, total revenues amounted to $341,452 ($616,487 for the six-month period ended June 30, 2000) versus no revenue in the comparable prior year periods. The company acquired its principal operating subsidiary, Grant Automotive Group, Inc. ("GAG"), an Ontario (Canada) corporation, January 1, 2000. GAG is a manufacturers representative in the Automotive aftermarket. GAG was acquired from Grant Brothers Sales, Ltd., ("GBS") an Ontario (Canada) Corporation for a cash consideration of US $500,000, effective January 1, 2000. As part of this transaction, the Company entered into a Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years.

Pursuant to this Management Services Agreement, GBS agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of Common Stock by the Company. GBS agreed to pay GAG the first US $50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS has agreed to prepay and guarantee such amount in two installments of US $25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

In the event that GAG pays to GBS the "Net Cash Flow Increase Payment" on or prior to January 1, 2005, GAG's share of the remaining net cash flow will be increased to 95% and GBS's management fee will decrease to 5%. The "Net Cash Flow Increase Payment" is $423,058.

The Company's revenue is primarily derived from commissions earned by GAG on the sales of its principals' automotive and truck products to wholesale buyers such as Uni-Select and NAPA in Canada.

The Company also acquired a 51% interest in Bigoni Stiner, Inc. ("Bigoni Stiner") effective January 1, 2000. This is a small manufacturer's representative agency operating in the States of Washington and Oregon. The Company acquired its interest for 2 promissory notes each in the aggregate amount of $50,000, payable 20% per year commencing December 31, 2000, bearing no interest and subject to pro rata adjustment calculated annually in the event the sales of Bigoni Stiner are other than an aggregate of $200,000 in any given year.

The Company generated a gross margin of $96,568 for the three months and $93,345 for the six months ended June 30, 2000. The company had no margin in the comparable prior year period. The gross margin percentage is 28% of revenue for the three month period and 15% for the six month period. Based on the previous experience of GAG, the company believes that this trend will be maintained for the balance of the fiscal year.

For the six month period ended June 30, 2000, the Company reported $616,487 in revenues, primarily from commissions earned by its operating subsidiary on sales of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket. The Company had no revenues in the comparable prior year period.

Net loss for the six month period ending June 30, 2000 was $355,090 or $.02 per share. This compares to a net loss of $1,090,653 or $.09 per share for the same period in the prior year.

During the six month period ending June 30, 2000, the Company incurred interest expense of $78,646 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminate $152,100 in recurring annual interest expense.

Liquidity and Sources of Capital

During the three months ended June 30, 2000, the Company's net cash provided by financing activities was $816,004, for the six month period ended June 30, it was $876,004. Net Cash Used by Operating Activities was $42,673 for the three month period ending June 30, 2000 and $27,649 for the six month period ended that date. See Consolidated Statements of Cash Flows.

The ability of the Company to satisfy its obligations depends in part on its ability to reach a profitable level of operations and secure long-term financing for the development and expansion of its main business. The Company currently has available cash to meet its needs for the next 12 months, assuming the same level of corporate expenditure. The Company will depend on cash receipts from commission revenues generated from its subsidiary operations. The Company has no reason to believe that its principal operating subsidiary will fail to generate at least the same level of commission revenues as in the past. There can be no assurance, however, that the Company will be successful in obtaining any additional financing through equity or debt offering, if and when needed.

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

The Management Services Agreement between the Company and GBS provides an option for the Company to increase its Net Cash Flow by payment of an additional $423,058. This option doesn't expire until December 31, 2004. At that time the Company may not have sufficient funds to cover this expense and, therefore, substantial additional funds may be then required should the Company determine to exercise this option. There is no certainty that the Company will be able to raise sufficient capital in a timely manner or on terms it deems reasonable.

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

On September 11, 2000 the Company issued an aggregate of 3,802,500 shares of its common stock in connection with the conversion of all of its outstanding Convertible debentures. These were converted at $.40 per share. This was approximately 20% less than the conversion rate that would have been required under the terms of the debenture. In addition, an aggregate of 145,310 shares were issued on the same terms and conditions in connection with the accrued interest owing on certain of the debentures. The remaining accrued interest was paid in cash. The Company made this offer to its debenture holders in order to eliminate all its outstanding long-term indebtedness prior to maturity. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

None.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly aurhorized.

                                     Spectre Indestries, Inc.
                                     (Registrant)


Date: June 26, 2001                             /s/ Ian S. Grant
                                     -------------------------------------------
                                     Ian S. Grant, President and Chief Executive
                                     Officer*

*Print the name and title of each signing officer under his signature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------   ------------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                               $  292,921     $   44,566
  Accounts receivable, net (Note 2)                      44,947             --
  Term deposit                                          553,048             --
                                                     ----------     ----------

    Total Current Assets                                890,916         44,566
                                                     ----------     ----------

OTHER ASSETS

  Goodwill, net (Note 12)                               436,015             --
  Deposit on subsidiary acquisition (Note 8)                 --        450,000
  Note and interest receivable (net) (Note 5)                --             --
                                                     ----------     ----------

    Total Other Assets                                  436,015        450,000
                                                     ----------     ----------

    TOTAL ASSETS                                     $1,326,931     $  494,566
                                                     ==========     ==========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       June 30,     December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                     (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $   153,018    $        --
  Accounts payable - related party (Note 11)                  --        337,200
  Accrued expenses                                        52,383        102,960
  Convertible debentures (Note 3)                      1,521,000      1,521,000
  Notes payable (Note 13)                                  5,676             --
                                                     -----------    -----------

    Total Current Liabilities                          1,732,077      1,961,160
                                                     -----------    -----------

LONG-TERM DEBT

  Notes payable (Note 13)                                 62,943             --
                                                     -----------    -----------

    Total Long-Term Debt                                  62,943             --
                                                     -----------    -----------

    Total Liabilities                                  1,795,020      1,961,160
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 100,000,000
   shares authorized, 15,846,450 and 12,106,450
   shares issued and outstanding, respectively            15,846         12,106
  Additional paid-in capital                           8,461,050      7,109,442
  Other comprehensive income (loss)                       (1,753)            --
  Deficit accumulated during the development stage    (8,943,232)    (8,588,142)
                                                     -----------    -----------

    Total Stockholders' Equity (Deficit)                (468,089)    (1,466,594)
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                $ 1,326,931    $   494,566
                                                     ===========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                          From
                                                    For the                      For the              Inception on
                                               Three Months Ended            Six Months Ended           April 26,
                                                    June 30,                     June 30,             1995 Through
                                          ---------------------------   ---------------------------     June 30,
                                              2000           1999           2000           1999           2000
                                          ------------   ------------   ------------   ------------   ------------
REVENUES                                  $   341,452    $        --    $   616,487    $        --    $   616,487

COST OF SALES                                 244,884             --        523,142             --        523,142
                                          -----------    -----------    -----------    -----------    -----------

  Gross Margin                                 96,568             --         93,345             --         93,345
                                          -----------    -----------    -----------    -----------    -----------

EXPENSES

  Discount induced debenture conversion            --             --             --        121,390        259,370
  Bad debt expense                                 --         15,125          4,387         30,250        572,928
  General and administrative                  134,368        420,408        179,646        745,038      3,787,931
  Amortization expense                         24,223             --         48,446             --         48,446
  Consulting expense                           25,358             --        140,358             --        140,358
                                          -----------    -----------    -----------    -----------    -----------

    Total Expenses                            183,949        435,533        372,837        896,678      4,809,033
                                          -----------    -----------    -----------    -----------    -----------

    Loss from Operations                      (87,381)      (435,533)      (279,492)     (896,678)     (4,715,688)
                                          -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

  Interest income                               3,048            436          3,048          1,340         64,262
  Interest expense                            (40,725)       (38,650)       (78,646)            --       (511,310)
  Loss from equity subsidiary                      --             --             --             --       (375,001)
                                          -----------    -----------    -----------    -----------    -----------

    Total Other Income (Expense)              (37,677)       (38,214)       (75,598)      (193,975)      (822,049)
                                          -----------    -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY
 ITEMS AND LOSS FROM
 DISCONTINUED OPERATIONS                     (125,058)      (473,747)      (355,090)    (1,090,653)    (5,537,737)
                                          -----------    -----------    -----------    -----------    -----------

EXTRAORDINARY ITEM

  Loss on extinguishment of debt                   --             --             --             --     (1,216,250)
                                          -----------    -----------    -----------    -----------    -----------

    Total Extraordinary Item                       --             --             --             --     (1,216,250)
                                          -----------    -----------    -----------    -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS
   NET OF ZERO TAX BENEFIT                         --             --             --             --     (2,189,245)
                                          -----------    -----------    -----------    -----------    -----------

NET LOSS                                  $  (125,058)   $  (473,747)   $  (355,090)   $(1,090,653)   $(8,943,232)
                                          ===========    ===========    ===========    ===========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                                         From
                                             For the                         For the                 Inception on
                                        Three Months Ended               Six Months Ended              April 26,
                                             June 30,                        June 30,                1995 Through
                                 --------------------------------  -------------------------------     June 30,
                                       2000             1999           2000             1999             2000
                                 ---------------  ---------------  -------------   ---------------   -------------
OTHER COMPREHENSIVE INCOME
 (LOSS)

  Foreign currency translation
   adjustments                   $       (1,530)  $           --   $     (1,753)   $           --    $     (1,753)
                                 --------------   --------------   ------------    --------------    ------------

    Total Other Comprehensive
     Income (Loss)                       (1,530)              --         (1,753)               --          (1,753)
                                 --------------   --------------   ------------    --------------    ------------

TOTAL OTHER COMPREHENSIVE
 INCOME (LOSS)                   $     (126,588)  $     (473,747)  $   (356,843)   $   (1,090,653)   $ (8,944,985)
                                 ==============   ==============   ============    ==============    ============

BASIC LOSS PER SHARE

 Continuing operations           $        (0.01)  $        (0.05)  $      (0.02)   $        (0.09)
 Extraordinary item                          --               --             --                --
                                 --------------   --------------   ------------    --------------

    Total                        $        (0.01)  $        (0.05)  $      (0.02)   $        (0.09)
                                 ==============   ==============   ============    ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  14,079,912        9,881,000     14,079,912        11,340,149
                                 ==============   ==============   ============    ==============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                              Deficit
                                                                                            Accumulated
                                          Common Stock        Additional       Currency      During the
                                  -------------------------     Paid-in      Translation    Development
                                     Shares        Amount       Capital       Adjustment       Stage
                                  -----------   -----------   -----------    -----------    -----------
Balance, at inception                      --   $        --   $        --    $        --    $        --

Common stock issued for
 Spectre Motor Sports Ltd.
  recorded at predecessor cost        630,000           630          (630)            --             --

Common stock issued for cash
 at $11.25 per share                   51,000            51       573,699             --             --

Stock offering costs                       --            --       (57,375)            --             --

Currency translation adjustment            --            --            --            367             --

Net loss from inception
 through December 31, 1995                 --            --            --             --       (503,384)
                                  -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1995            681,000           681       515,694            367       (503,384)

Common stock issued
  for cash at $11.25 per share         51,889            52       583,698             --             --

Common stock issued for
  cash at $13.75 per share             72,727            73       999,927             --             --

Common stock issued for cash
  at $10.00 per share                  25,076            25       250,731             --             --

Stock offering costs                       --            --      (192,025)            --             --

Additional shares issued under
 recapitalization                       8,511             8            (8)            --             --

Currency translation adjustment            --            --            --         (5,976)            --

Net loss for the year
  ended December 31, 1996                  --            --            --             --     (1,732,866)
                                  -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1996            839,203   $       839   $ 2,158,017    $    (5,609)   $(2,236,250)
                                  -----------   -----------   -----------    -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                 Common Stock         Additional     Currency       During the
                                         -------------------------     Paid-in      Translation     Development
                                            Shares        Amount       Capital       Adjustment        Stage
                                         -----------   -----------   ------------   ------------   ------------
Balance, December 31, 1996                   839,203   $       839   $ 2,158,017    $    (5,609)   $(2,236,250)

Currency translation adjustment                   --            --            --          5,609             --

Common stock issued for debt
 at $0.17 per share                        1,800,000         1,800       298,200             --             --

Additional shares issued under
 recapitalization                             16,003            16           (16)            --             --

Contribution of capital by shareholder            --            --       158,264             --             --

Common stock issued for services
 valued at $0.17 per share                    42,800            43         7,083             --             --

Net loss for the year ended
 December 31, 1997                                --            --            --             --       (308,211)
                                         -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1997                 2,698,006         2,698     2,621,548             --     (2,544,461)

Common stock issued for debt
 and interest at $1.37 per share           1,390,000         1,390     1,909,860             --             --

Common stock issued for services
 valued at $1.37 per share                 1,200,000         1,200     1,648,800             --             --

Common stock issued for cash
 and services valued at $0.001
 per share                                 4,444,444         4,444            --             --             --

Common stock issued for services
 valued at $1.06 per share                    24,000            24        25,464             --             --

Discount on debentures issued
 below fair market value (Note 3)                 --            --       137,980             --             --

Net loss for the year ended
 December 31, 1998                                --            --            --             --     (4,744,800)
                                         -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1998                 9,756,450   $     9,756   $ 6,343,652    $        --    $(7,289,261)
                                         -----------   -----------   -----------    -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                Deficit
                                                                                              Accumulated
                                           Common Stock          Additional     Currency       During the
                                    -------------------------     Paid-in      Translation    Development
                                      Shares        Amount        Capital       Adjustment       Stage
                                    -----------   -----------   ------------   ------------   ------------
Balance, December 31, 1998            9,756,450   $     9,756   $ 6,343,652    $        --    $(7,289,261)

Common stock issued for cash
 and services valued at $0.80
 per share                              200,000           200       159,800             --             --

Common stock issued for
 services at $1.19 per share            250,000           250       296,500             --             --

Common stock issued for cash
and services at $0.10 per share       1,900,000         1,900       188,100             --             --

Discount on debentures issued
 below fair market value (Note 3)            --            --       121,390             --             --

Net loss for the year ended
 December 31, 1999                           --            --            --             --     (1,298,881)
                                    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999           12,106,450        12,106     7,109,442             --     (8,588,142)

Common stock issued for services
 at $0.25 per share (unaudited)         450,000           450       112,050             --             --

Common stock issued for debt
 at $0.28 per share (unaudited)       1,210,000         1,210       338,800             --             --

Common stock issued for cash
 at $0.20 per share (unaudited)         300,000           300        59,700             --             --

Common stock issued for interest
 expense at $0.28 per share
 (unaudited)                            100,000           100        19,538             --             --

Common stock issued for cash at
 $0.50 per share (unaudited)          1,680,000         1,680       838,320             --             --

Stock offering costs (unaudited)             --            --       (16,800)            --             --

Currency translation adjustment
 (unaudited)                                 --            --            --         (1,753)            --

Net loss for the six months
 ended June 30, 2000 (unaudited)             --            --            --             --       (355,090)
                                    -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2000
 (unaudited)                         15,846,450   $    15,846   $ 8,461,050    $    (1,753)   $(8,943,232)
                                    ===========   ===========   ===========    ===========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                           For the                       For the             Inception on
                                                      Three Months Ended             Six Months Ended          April 26,
                                                           June 30,                      June 30,            1995 Through
                                                 ---------------------------   ---------------------------     June 30,
                                                     2000           1999           2000           1999           2000
                                                 ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                       $  (125,058)   $  (473,747)   $  (355,090)   $(1,090,653)   $(8,943,232)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Gain (loss) from discontinued operations              --             --             --             --        (22,205)
    Loss from equity subsidiary                           --             --             --             --        375,001
    Gain on investments                               (3,048)            --         (3,048)            --         (3,048)
    Common stock issued for services and
      interest                                            --        160,000        112,500        456,750      3,399,933
    Bad debt expense                                     (37)        15,125          4,334         30,250        527,500
    Issuance of debenture at less than fair
      market value                                        --             --             --        121,390        259,370
    Amortization expense                              24,223             --         48,446             --         48,446
    Currency translation adjustment                   (1,530)            --         (1,753)            --         (1,753)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                                       22,771             --         40,740             --         40,740
    Increase in interest receivable                       --        (15,125)            --        (30,250)       (13,166)
    Increase (decrease) in accrued expenses           (7,080)        35,475        (26,797)        70,450         76,164
    Increase (decrease) in accounts payable           47,086             --        153,019             --        153,019
    Increase (decrease) in accounts payable
     - related party                                      --         84,300             --        168,600        337,200
                                                 -----------    -----------    -----------    -----------    -----------

      Net Cash Provided (Used) by Operating
       Activities                                    (42,673)      (193,972)       (27,649)      (273,463)    (3,766,031)
                                                 -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Payments for purchase of subsidiary                     --             --        (50,000)      (150,000)      (500,000)
  Payments to equity investee                             --             --             --             --       (508,132)
  Increase in notes receivable                            --             --             --             --       (510,000)
  Purchase of investments                           (550,000)            --       (550,000)            --       (550,000)
                                                 -----------    -----------    -----------    -----------    -----------

      Net Cash Used by Investing Activities         (550,000)            --       (600,000)      (150,000)    (2,068,132)
                                                 -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from convertible debentures                    --             --             --        220,000      1,521,000
  Proceeds from issuance of stock                    823,200        190,000        883,200        190,000      3,304,680
  Repayment of payable                                (7,196)            --         (7,196)            --        (81,751)
  Proceeds from payable - related party                   --             --             --             --      1,383,155
                                                 -----------    -----------    -----------    -----------    -----------

      Net Cash Provided by Financing
       Activities                                $   816,004    $   190,000    $   876,004    $   410,000    $ 6,127,084
                                                 -----------    -----------    -----------    -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                 From
                                                For the                    For the           Inception on
                                           Three Months Ended           Six Months Ended       April 26,
                                                June 30,                   June 30,          1995 Through
                                        ------------------------   ------------------------    June 30,
                                           2000         1999          2000         1999          2000
                                        ----------   -----------   ----------   -----------  ------------
NET INCREASE (DECREASE) IN CASH         $  223,331   $   (3,972)   $  248,355   $  (13,463)   $  292,921

CASH AT BEGINNING OF PERIOD                 69,590      116,061        44,566      125,552            --
                                        ----------   ----------    ----------   ----------    ----------

CASH AT END OF PERIOD                   $  292,921   $  112,089    $  292,921   $  112,089    $  292,921
                                        ==========   ==========    ==========   ==========    ==========

CASH PAID DURING THE PERIOD FOR:

  Interest                              $   47,804   $       --    $   58,804   $       --    $  179,919
  Income taxes                          $       --   $       --    $       --   $       --    $       --

SCHEDULE OF NON-CASH FINANCING
 AND INVESTING ACTIVITIES:

  Common stock issued for debt          $       --   $       --    $  340,010   $       --    $1,335,010
  Common stock issued for services      $       --   $  160,000    $  112,500   $  456,750    $2,183,684
  Convertible debentures issued below
    fair market value                   $       --   $       --    $       --   $  121,390    $  259,370
  Common stock issued for interest
   expense                              $       --   $       --    $   19,638   $       --    $1,235,888
  Notes payable issued to acquire
   subsidiary                           $       --   $       --    $   75,815   $       --    $   75,815

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements include those of Spectre Industries, Inc. (Spectre) and its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG), and its 51% owned subsidiary Bigoni-Stiner & Associates, Inc. (Bigoni). Collectively, they are referred to herein as "the Company".

      Spectre was organized under the laws of the State of Nevada on May 13, 1986. Spectre acquired its wholly-owned subsidiaries Spectre Supersports, Ltd. and Spectre Cars UK, Ltd. (the Subsidiaries) on April 26, 1995. The former shareholders of the Subsidiaries controlled Spectre after the acquisition. Accordingly, the transaction was accounted for as a recapitalization of the Subsidiaries. The subsidiaries were put into liquidation in 1997. The Company plans to concentrate on the development of sales of automotive aftermarket supplies.

      GAG was incorporated under the laws of Ontario, Canada on December 16, 1998 for the purpose of being a representative for manufacturers of aftermarket automotive parts and accessories. On January 1, 2000, GAG commenced operations as a wholesale automotive business group.

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

      b. Basic Loss Per Share - Continuing Operations

                For the Six Months Ended                  For the Six Months Ended
                     June 30, 2000                             June 30, 1999
        ---------------------------------------   --------------------------------------
           Loss          Shares       Per share      Loss          Shares      Per Share
        (Numerator)   (Denominator)     Amount    (Numerator)    Denominator     Amount
        -----------   -------------   ---------   ------------   -----------   ---------

        $(355,090)     14,079,912      $(0.02)    $(1,090,653)   11,340,149     $(0.09)

      The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes

      As of June 30, 2000, the Company had net operating loss carryforwards of approximately $8,900,000 which will expire by 2019. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amounts.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i. Revenue Recognition

      Under the terms of an agreement, the Company provides sales and service support in specified territories. The Company receives a commission based on the net sales, less returns and adjustments, of merchandise sold by the manufacturer to its customers operating in specified territories. The commission revenue is recognized on an accrual basis in the period to which the manufacturers' sales relate.

      j. Expenses

      The Company utilizes the personnel, including management, sales and service, and office facilities, including space, systems and supplies, of Grant Brothers Sales, Limited, to service its customers and reimburses Grant Brothers Sales for all direct costs attributed to those customers.

      k. Presentation

      All amounts are reported in United States Dollars.

      l. Accounts Receivable

      Accounts receivable are recorded net of the allowance for doubtful accounts of $4,387 and $-0- at June 30, 2000 and December 31, 1999, respectively.

      m. Principles of Consolidation

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

      n. Unaudited Consolidated Financial Statement

      The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES

      At June 30, 2000 and December 31, 1999, the Company had the following convertible debentures:

                                                                                June 30,     December 31,
                                                                                  2000           1999
                                                                              ------------   ------------
                                                                               (Unaudited)
      Ten (10) convertible debentures dated October 15, 1998, of amounts from $30,000 to $340,000, bearing interest at 10% requiring quarterly interest payments, due on October 15, 2001, convertible
       into common stock at $0.80 per share and unsecured.                     $   980,000    $   980,000

      Convertible debenture dated December 1, 1998, bearing interest at 10%
       requiring quarterly interest payments, due on December 1, 2000,
       convertible into common stock at $0.80 per share and unsecured.             321,000        321,000

      Six (6) convertible debentures dated January 29, 1999 for amounts from $10,000 to $70,000, bearing interest at 10% requiring quarterly interest payments, due on January 29, 2001. Convertible into common
       stock at $0.80 per share and unsecured.                                     170,000        170,000

      Convertible debenture dated February 25, 1999 bearing interest at 10%
       requiring quarterly interest payments, due on February 25, 2001,
       convertible into common stock at $0.80 per share and unsecured.              50,000         50,000
                                                                               -----------    -----------
                                                                                 1,521,000      1,521,000

      Less current portion                                                      (1,521,000)    (1,521,000)
                                                                               -----------    -----------

      Total Long-Term Convertible Debentures                                   $        --    $        --
                                                                               ===========    ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES (Continued)

      The Company has convertible debentures outstanding in the aggregate principal amount of $1,521,000. In general, these convertible debentures bear interest at the rate of 10% per annum and have maturity dates within less than three years. The Company has the right to force conversion into the Company's common stock upon giving the holder 30 days prior notice in writing if the closing price of the common stock has been at least $1.25 for 20 consecutive trading days during the three month period immediately preceding such notice. $321,000 of these convertible debentures will become due on December 1, 2000. That particular convertible debenture may be repaid in shares of common stock of the Company. However, $1,030,000 of the remaining $1,200,000 convertible debentures require the payment in cash of the unpaid principal at maturity. Should the trading market for the Company's shares of common stock fail to sustain the above trading level, this obligation will become due and payable. Because the Company stock has not sustained the trading level, all convertible debentures are classified as current.

      The Company recognized interest expense of $77,761 and $271,372 for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively. Of the $271,372 recognized as interest expense for December 31, 1999, $121,390 was recognized to reflect the discount on debentures issued below fair market value.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

NOTE 5 - NOTE AND INTEREST RECEIVABLE

      The Company had the following notes receivable:

                                                               June 30,   December 31,
                                                                 2000         1999
                                                             -----------  ------------
                                                             (Unaudited)
      Note receivable from DTI Technology, Inc. (DTI) dated
      July 21, 1998, bearing interest at 9.00%, due on July
      31, 1999, secured by assets of DTI.                     $ 300,000    $ 300,000

      Note receivable from Dega Technology, Inc. (DEGA),
      dated December 9, 1998, bearing interest at prime
      plus 1% (8.75% at December 31, 1998), due on June
      30, 1999, secured by assets of Dega.                      210,000      210,000
                                                              ---------    ---------

      Total notes receivable                                    510,000      510,000

      Less: allowance for bad debts                            (510,000)    (510,000)
                                                              ---------    ---------

                                                              $      --    $      --
                                                              =========    =========

      The Company accrued interest of $-0- and $45,375 on these notes during the six months ended June 30, 2000 and the year ended December 31, 1999, respectively, accordingly, the total interest receivable due from these notes at June 30, 2000 and December 31, 1999 was $58,541 and $58,541,
      respectively.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 6 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from its inception through June 30, 2000. It has not established a source of revenues to cover its operating costs and to allow it to continue as a going concern. In January 2000, the Company completed the purchase of Grant Automotive Group (GAG) and Bigoni-Stiner & Associates, Inc. (Bigoni). The acquisition of GAG and Bigoni will enable the Company to have additional avenues of cash flow which did not exist prior to the acquisition. However, there can be no assurance that significant cash flows will result from the acquisition of GAG and Bigoni.

NOTE 7 - INVESTMENT IN EQUITY SUBSIDIARY

      In 1997, the Company received a 25% interest in Spectre Holdings Limited
      (SHL), a Channel Islands company. SHL owns 100% of Spectre Cars Limited, a Channel Islands company. The Company received the interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment is accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses SHL and the inability to sell the SHL shares. Accordingly, the Company has recognized a loss from the equity subsidiary of $-0- and $120,935 for the six months ended June 30, 2000 and for the year ended December 31, 1999.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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
                                                              -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

NOTE 12 - BUSINESS COMBINATIONS

      On January 1, 2000, the Company entered into a share purchase agreement with Grant Brothers Sales, Limited (GBS) to acquire 100% of the issued and outstanding shares of GBS's wholly-owned subsidiary Grant Automotive Group, Inc. (GAG). GAG is a wholesale automotive business group organized under the laws of Ontario, Canada. The Company gave $500,000 cash consideration in connection with the agreement. The excess of the total acquisition cost over the fair value of the net assets acquired of $88,739 is being amortized over 5 years using the straight-line method. In connection with the purchase of GAG, the Company issued 450,000 shares valued at $112,500 for management services.

      The acquisition has been accounted for as a purchase and results of operations of Grant Automotive Group, Inc. since the date of acquisition are included in the consolidated financial statements.

      The proforma financial statements required by APB No. 16 are not presented for the year ended December 31, 1999 because GAG was completely inactive prior to the acquisition.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

      Proforma financial information as if the acquisition had occurred on January 1, 1999 is as follows:

            Revenue                                     $ 1,183,534
            Net loss                                    $  (102,915)
            Loss per share                              $     (0.11)

NOTE 13 - NOTES PAYABLE

      In connection with the purchase of its 51% interest in Bigoni-Stiner & Associates, Inc., the Company issued non-interest bearing notes payable with a face value of $100,000 to be paid over 5 years. These notes payable were recorded at their present value of $75,815 using a standard discount rate of 10%. At June 30, 2000, notes payable consisted of the following:

            Total notes payable                            $ 68,619
            Less: current maturities                         (5,676)
                                                           --------

            Non-current notes payable                      $ 62,943
                                                           ========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

NOTE 14 - SUBSEQUENT EVENTS

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