Form 10QSB/A
period 2000-09-30
SPECTRE INDUSTRIES INC
filed 2001-06-27
CIK 1111872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB A/2

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 113 0r 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not applicable

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

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Form 10-SB for the year ended December 31, 1999, the Company has experienced significant operating losses and an accumulated deficit that raise doubt about the Company's ability to continue as a going concern. The Company incurred additional net losses of $1,772,928 for the nine months ended September 30, 2000 and had an accumulated deficit of $10,361,070 at September 30, 2000. The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Nine Months Ending September 30, 2000

During the nine months ended September 2000, total revenues amounted to $895,829 versus no revenue in the comparable prior year period. The company acquired its principal operating subsidiary, Grant Automotive Group, Inc. ("GAG"), an Ontario (Canada) corporation, January 1, 2000. GAG is a manufacturers representative in the Automotive aftermarket. GAG was acquired from Grant Brothers Sales, Ltd., ("GBS") an Ontario (Canada) Corporation for a cash consideration of US $500,000, effective January 1, 2000. As part of this transaction, the Company entered into a Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years.

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

The Company generated a gross margin of $116,135 for the nine months ended September 30, 2000. The company had no margin in the comparable prior year period. The gross margin percentage is 12.9% of revenue.

For the nine month period ended September 30, 2000, the Company reported $895,829 in revenues, primarily from commissions earned by its operating subsidiary on sales of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket. The Company had no revenues in the comparable prior year period.

Net loss for the nine month period ending September 30, 2000 was $1,772,928 or $.12 per share. This compares to a net loss of $1,235,656 or $.11 per share for the same period in the prior year.

The Company's net loss increased $537,272 or 43% for nine month period ended September 30, 2000 compared to the same period ended September 30, 1999.

Net loss for the nine month period September 30, 2000 excluding $1,338,553 of non-cash expenses, detailed below, was $434,375. This compares to a net loss of $1,068,891 for the same period in the prior year, excluding $166,765 of non-cash expenses. The non-cash expenses are listed below:

                                                       For the Nine Months Ended
                                                              September 30
                                                       -------------------------
                                                          2000            1999
                                                       ---------         -------

Bad debt Expense                                           4,254          45,375
Issuance and conversion of debentures
  at less than fair market value                       1,261,630         121,390
Amortization expense                                      72,669             -0-
                                                       ---------         -------

Total non-cash expenses                                1,338,553         166,765
                                                       ---------         -------

During the nine-month period ending September 30, 2000, the Company incurred interest expense of $104,899 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminate $152,100 in recurring annual interest expense.

Liquidity and Sources of Capital

During the nine months ended September 30, 2000, the Company's Cash Flow Used by Operating Activities was $170,485. During this period, the Company received proceeds from financing activities in the aggregate amount of 1,080,604 from the issuance of stock. See Financial Statements; Cash Flows from Financing Activities.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                    September 30,   December 31,
                                                         2000           1999
                                                    -------------   ------------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                                $  254,685     $   44,566
  Accounts receivable, net (Note 2)                       42,167             --
  Term deposit                                           661,542             --
                                                      ----------     ----------

    Total Current Assets                                 958,394         44,566
                                                      ----------     ----------

OTHER ASSETS

  Goodwill, net (Note 12)                                411,792             --
  Deposit on subsidiary acquisition (Note 8)                  --        450,000
  Note and interest receivable (net) (Note 5)                 --             --
                                                      ----------     ----------

    Total Other Assets                                   411,792        450,000
                                                      ----------     ----------

    TOTAL ASSETS                                      $1,370,186     $  494,566
                                                      ==========     ==========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         September 30,    December 31,
                                                              2000            1999
                                                         -------------   -------------
                                                          (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                       $    131,902    $         --
  Accounts payable - related party (Note 11)                       --         337,200
  Accrued expenses                                             11,840         102,960
  Convertible debentures (Note 3)                                  --       1,521,000
  Notes payable (Note 13)                                       5,676              --
                                                         ------------    ------------

    Total Current Liabilities                                 149,418       1,961,160
                                                         ------------    ------------

LONG-TERM DEBT

  Notes payable (Note 13)                                      62,943              --
                                                         ------------    ------------

    Total Long-Term Debt                                       62,943              --
                                                         ------------    ------------

    Total Liabilities                                         212,361       1,961,160
                                                         ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 100,000,000
   shares authorized, 20,655,860 and 12,106,450 shares
   issued and outstanding, respectively                        20,655          12,106
  Additional paid-in capital                               11,621,595       7,109,442
  Subscription receivable                                    (120,000)             --
  Other comprehensive income (loss)                            (3,355)             --
  Deficit accumulated during the development stage        (10,361,070)     (8,588,142)
                                                         ------------    ------------

    Total Stockholders' Equity (Deficit)                    1,157,825      (1,466,594)
                                                         ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                    $  1,370,186    $    494,566
                                                         ============    ============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                        From
                                               For the                         For the             Inception on
                                         Three Months Ended              Nine Months Ended           April 26,
                                            September 30,                   September 30,          1995 Through
                                   -----------------------------   -----------------------------   September 30,
                                        2000            1999            2000            1999            2000
                                   -------------   -------------   -------------   -------------   -------------
REVENUES                           $    279,342    $         --    $    895,829    $         --    $    895,829

COST OF SALES                           256,552              --         779,694              --         779,694
                                   ------------    ------------    ------------    ------------    ------------

  Gross Margin                           22,790              --         116,135              --         116,135
                                   ------------    ------------    ------------    ------------    ------------

EXPENSES

  Discount on induced debenture
   conversion                         1,261,630              --       1,261,630         121,390       1,521,000
  Bad debt expense                           --          15,125           4,346          45,375         572,887
  General and administrative             34,516          91,529         214,203         836,567       3,777,488
  Amortization expense                   24,223              --          72,669              --          72,669
  Consulting expense                    102,500              --         242,858              --         242,858
                                   ------------    ------------    ------------    ------------    ------------

    Total Expenses                    1,422,869         106,654       1,795,706       1,003,332       6,186,902
                                   ------------    ------------    ------------    ------------    ------------

    Loss from Operations             (1,400,079)       (106,654)     (1,679,571)     (1,003,332)     (6,070,767)
                                   ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE

  Interest income                         8,494             301          11,542           1,641          72,756
  Interest expense                      (26,253)        (38,650)       (104,899)             --        (537,563)
  Loss from equity subsidiary                --              --              --              --        (375,001)
                                   ------------    ------------    ------------    ------------    ------------

    Total Other Income (Expense)        (17,759)        (38,349)        (93,357)       (232,324)       (839,808)
                                   ------------    ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY
 ITEMS AND LOSS FROM
 DISCONTINUED OPERATIONS             (1,417,838)       (145,003)     (1,772,928)     (1,235,656)     (6,910,575)
                                   ------------    ------------    ------------    ------------    ------------

EXTRAORDINARY ITEM

  Loss on extinguishment of debt             --              --              --              --      (1,216,250)
                                   ------------    ------------    ------------    ------------    ------------

    Total Extraordinary Item                 --              --              --              --      (1,216,250)
                                   ------------    ------------    ------------    ------------    ------------

LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX
 BENEFITS                                    --              --              --              --      (2,189,245)
                                   ------------    ------------    ------------    ------------    ------------

NET LOSS                           $ (1,417,838)   $   (145,003)   $ (1,772,928)   $ (1,235,656)   $(10,361,070)
                                   ============    ============    ============    ============    ============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                                   From
                                             For the                       For the             Inception on
                                       Three Months Ended             Nine Months Ended          April 26,
                                          September 30,                  September 30,         1995 Through
                                 -----------------------------  -----------------------------  September 30,
                                      2000            1999           2000            1999           2000
                                 -------------   -------------  -------------   -------------  -------------
OTHER COMPREHENSIVE INCOME
 (LOSS)

  Foreign currency translation
   adjustments                   $     (1,602)   $         --   $     (3,355)   $         --   $     (3,355)
                                 ------------    ------------   ------------    ------------   ------------

    Total Other Comprehensive
     Income (Loss)                     (1,602)             --         (3,355)             --         (3,355)
                                 ------------    ------------   ------------    ------------   ------------

TOTAL OTHER COMPREHENSIVE
 INCOME (LOSS)                   $ (1,419,440)   $   (145,003)  $ (1,776,283)   $ (1,235,656)  $(10,364,425)
                                 ============    ============   ============    ============   ============

BASIC LOSS PER SHARE

 Continuing operations           $      (0.09)   $      (0.01)  $      (0.12)   $      (0.11)
 Extraordinary item                        --              --             --              --
                                 ------------    ------------   ------------    ------------

    Total                        $      (0.09)   $      (0.01)  $      (0.12)   $      (0.11)
                                 ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                15,066,564      11,340,149     15,066,564      11,340,149
                                 ============    ============   ============    ============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                            Deficit
                                                                                                          Accumulated
                                         Common Stock          Additional                   Currency       During the
                                  -------------------------      Paid-in     Subscription  Translation    Development
                                     Shares        Amount        Capital      Receivable    Adjustment       Stage
                                  -----------   -----------   ------------   ------------  ------------   ------------
Balance, at inception                      --   $        --   $        --    $        --   $        --    $        --

Common stock issued for
 Spectre Motor Sports Ltd.
  recorded at predecessor cost        630,000           630          (630)            --            --             --

Common stock issued for cash
 at $11.25 per share                   51,000            51       573,699             --            --             --

Stock offering costs                       --            --       (57,375)            --            --             --

Currency translation adjustment            --            --            --             --           367             --

Net loss from inception
 through December 31, 1995                 --            --            --             --            --       (503,384)
                                  -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1995            681,000           681       515,694             --           367       (503,384)

Common stock issued
  for cash at $11.25 per share         51,889            52       583,698             --            --             --

Common stock issued for
  cash at $13.75 per share             72,727            73       999,927             --            --             --

Common stock issued for cash
  at $10.00 per share                  25,076            25       250,731             --            --             --

Stock offering costs                       --            --      (192,025)            --            --             --

Additional shares issued under
 recapitalization                       8,511             8            (8)            --            --             --

Currency translation adjustment            --            --            --             --        (5,976)            --

Net loss for the year
  ended December 31, 1996                  --            --            --             --            --     (1,732,866)
                                  -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1996            839,203   $       839   $ 2,158,017    $        --   $    (5,609)   $(2,236,250)
                                  -----------   -----------   -----------    -----------   -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                 Common Stock          Additional                   Currency       During the
                                          -------------------------      Paid-in     Subscription  Translation    Development
                                             Shares        Amount        Capital      Receivable    Adjustment       Stage
                                          -----------   -----------   ------------   ------------  ------------   ------------
Balance, December 31, 1996                    839,203   $       839   $ 2,158,017    $        --   $    (5,609)   $(2,236,250)

Currency translation adjustment                    --            --            --             --         5,609             --

Common stock issued for debt
 at $0.17 per share                         1,800,000         1,800       298,200             --            --             --

Additional shares issued under
 recapitalization                              16,003            16           (16)            --            --             --

Contribution of capital by shareholder             --            --       158,264             --            --             --

Common stock issued for services
 valued at $0.17 per share                     42,800            43         7,083             --            --             --

Net loss for the year ended
 December 31, 1997                                 --            --            --             --            --       (308,211)
                                          -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1997                  2,698,006         2,698     2,621,548             --            --     (2,544,461)

Common stock issued for debt
 and interest at $1.37 per share            1,390,000         1,390     1,909,860             --            --             --

Common stock issued for services
 valued at $1.37 per share                  1,200,000         1,200     1,648,800             --            --             --

Common stock issued for cash
 and services valued at $0.001
 per share                                  4,444,444         4,444            --             --            --             --

Common stock issued for services
 valued at $1.06 per share                     24,000            24        25,464             --            --             --

Discount on debentures issued
 below fair market value (Note 3)                  --            --       137,980             --            --             --

Net loss for the year ended
 December 31, 1998                                 --            --            --             --            --     (4,744,800)
                                          -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1998                  9,756,450   $     9,756   $ 6,343,652    $        --   $        --    $(7,289,261)
                                          -----------   -----------   -----------    -----------   -----------    -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                             Common Stock          Additional                   Currency      During the
                                      -------------------------      Paid-in    Subscription   Translation   Development
                                         Shares        Amount        Capital     Receivable     Adjustment      Stage
                                      -----------   -----------   ------------  ------------   ------------  ------------

Balance, December 31, 1998              9,756,450   $     9,756   $ 6,343,652   $        --    $        --   $(7,289,261)

Common stock issued for cash
 and services valued at $0.80
 per share                                200,000           200       159,800            --             --            --

Common stock issued for
 services at $1.19 per share              250,000           250       296,500            --             --            --

Common stock issued for cash
and services at $0.10 per share         1,900,000         1,900       188,100            --             --            --

Discount on debentures issued
 below fair market value (Note 3)              --            --       121,390            --             --            --

Net loss for the year ended
 December 31, 1999                             --            --            --            --             --    (1,298,881)
                                      -----------   -----------   -----------   -----------    -----------   -----------

Balance, December 31, 1999             12,106,450        12,106     7,109,442            --             --    (8,588,142)

Common stock issued for services
 at $0.25 per share (unaudited)           450,000           450       112,050            --             --            --

Common stock issued for debt
 at $0.28 per share (unaudited)         1,210,000         1,210       338,800            --             --            --

Common stock issued for cash
 at $0.20 per share (unaudited)           300,000           300        59,700            --             --            --

Common stock issued for interest
 expense at $0.28 per share
 (unaudited)                              100,000           100        19,538            --             --            --

Common stock issued for cash at
 $0.50 per share (unaudited)            1,680,000         1,680       838,320            --             --            --

Common stock issued for cash at
 $0.50 per share (unaudited)              861,600           861       429,939      (120,000)            --            --

Common stock issued for conversion
 of convertible debentures at $0.40
 per share (unaudited)                  3,802,500         3,803     1,517,197            --             --            --

Discount on induced conversion
  of debentures (Note 3)
  (unaudited)                                  --            --     1,261,630            --             --            --
                                      -----------   -----------   -----------   -----------    -----------   -----------

Balance Forward                        20,510,550   $    20,510   $11,686,616   $  (120,000)   $        --   $(8,588,142)
                                      -----------   -----------   -----------   -----------    -----------   -----------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                           Common Stock           Additional                      Currency         During the
                                    -------------------------       Paid-in      Subscription    Translation      Development
                                       Shares        Amount         Capital       Receivable      Adjustment         Stage
                                    -----------   -----------    ------------    ------------    ------------    -------------

Balance Forward                      20,510,550   $     20,510   $ 11,686,616    $   (120,000)   $         --    $ (8,588,142)

Common stock issued for interest
 expense at $0.40 per share
 (unaudited)                            145,310            145         57,979              --              --              --

Stock offering costs (unaudited)             --             --       (123,000)             --              --              --

Currency translation adjustment
 (unaudited)                                 --             --             --              --          (3,355)             --

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                 --             --             --              --              --      (1,772,928)
                                   ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2000
 (unaudited)                         20,655,860   $     20,655   $ 11,621,595    $   (120,000)   $     (3,355)   $(10,361,070)
                                   ============   ============   ============    ============    ============    ============

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      From
                                                             For the                        For the              Inception on
                                                       Three Months Ended              Nine Months Ended           April 26,
                                                          September 30,                   September 30,          1995 Through
                                                 -----------------------------   -----------------------------   September 30,
                                                      2000            1999            2000            1999            2000
                                                 -------------   -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                       $ (1,417,838)   $   (145,003)   $ (1,772,928)   $ (1,235,656)   $(10,361,070)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Gain (loss) from discontinued operations               --              --              --              --         (22,205)
    Loss from equity subsidiary                            --              --              --              --         375,001
    Gain on investments                                (8,494)             --         (11,542)             --         (11,542)
    Common stock issued for services and
      interest                                             --              --         112,500         456,750       3,399,933
    Bad debt expense                                       --          15,125           4,254          45,375         527,420
    Issuance and conversion of debenture
     at less than fair market value                 1,261,630              --       1,261,630         121,390       1,521,000
    Amortization expense                               24,223              --          72,669              --          72,669
    Currency translation adjustment                    (1,601)             --          (3,355)             --          (3,355)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                                         2,780              --          43,600              --          43,600
    Increase in interest receivable                        --         (15,125)             --         (45,375)        (13,166)
    Increase (decrease) in accrued expenses            17,582         128,078          (9,215)        198,528          93,746
    Increase (decrease) in accounts payable           (21,118)             --         131,902              --         131,902
    Increase (decrease) in accounts payable
     - related party                                       --          84,300              --         252,900         337,200
                                                 ------------    ------------    ------------    ------------    ------------

      Net Cash Provided (Used) by Operating
       Activities                                    (142,836)         67,375        (170,485)       (206,088)     (3,908,867)
                                                 ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Payments for purchase of subsidiary                      --              --         (50,000)       (150,000)       (500,000)
  Payments to equity investee                              --              --              --              --        (508,132)
  Increase in notes receivable                             --              --              --              --        (510,000)
  Purchase of investments                            (100,000)             --        (650,000)             --        (650,000)
                                                 ------------    ------------    ------------    ------------    ------------

      Net Cash Used by Investing Activities          (100,000)             --        (700,000)       (150,000)     (2,168,132)
                                                 ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from convertible debentures                     --              --              --         220,000       1,521,000
  Proceeds from issuance of stock                     204,600              --       1,087,800         190,000       3,509,280
  Repayment of payable                                     --              --          (7,196)             --         (81,751)
  Proceeds from payable - related party                    --              --              --              --       1,383,155
                                                 ------------    ------------    ------------    ------------    ------------

      Net Cash Provided by Financing
       Activities                                $    204,600    $         --    $  1,080,604    $    410,000    $  6,331,684
                                                 ------------    ------------    ------------    ------------    ------------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From
                                                  For the                     For the            Inception on
                                            Three Months Ended            Nine Months Ended        April 26,
                                               September 30,                September 30,        1995 Through
                                        --------------------------   -------------------------   September 30,
                                            2000           1999          2000          1999          2000
                                        ------------   -----------   -----------   -----------  -------------
NET INCREASE (DECREASE) IN CASH         $   (38,236)   $    67,375   $   210,119   $    53,912   $   254,685

CASH AT BEGINNING OF PERIOD                 292,921        112,089        44,566       125,552            --
                                        -----------    -----------   -----------   -----------   -----------

CASH AT END OF PERIOD                   $   254,685    $   179,464   $   254,685   $   179,464   $   254,685
                                        ===========    ===========   ===========   ===========   ===========

CASH PAID DURING THE PERIOD FOR:

  Interest                              $     5,868    $        --   $    64,672   $        --   $   121,115
  Income taxes                          $        --    $        --   $        --   $        --   $        --

SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:

  Common stock issued for debt          $ 1,521,000    $        --   $ 1,861,010   $        --   $ 2,856,010
  Common stock issued for services      $        --    $        --   $   112,500   $   456,750   $ 4,134,795
  Convertible debentures issued below
    fair market value                   $ 1,261,630    $        --   $ 1,261,630   $   121,390   $ 1,521,000
  Common stock issued for interest
   expense                              $    58,124    $        --   $    77,762   $        --   $ 1,294,012
  Notes payable issued to acquire
   subsidiary                           $        --    $        --   $    75,815   $        --   $    75,815

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

      b. Basic Loss Per Share - Continuing Operations

                   For the Nine Months Ended                        For the Nine Months Ended
                      September 30, 2000                               September 30, 1999
      -----------------------------------------------   -----------------------------------------------
           Loss            Shares        Per share          Loss             Shares        Per Share
        (Numerator)     (Denominator)      Amount        (Numerator)       Denominator       Amount
      --------------    -------------  --------------   --------------     -----------   --------------
      $  (1,772,928)      15,066,564   $       (0.12)   $  (1,235,656)      11,340,149   $       (0.11)

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes

      As of September 30, 2000, the Company had net operating loss carryforwards of approximately $10,300,000 which will expire by 2019. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amounts.

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

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES

      At September 30, 2000 and December 31, 1999, the Company had the following convertible debentures:

                                                                             September 30,  December 31,
                                                                                 2000           1999
                                                                             -------------  ------------
                                                                              (Unaudited)
      Ten (10) convertible debentures dated October 15, 1998, of amounts from $30,000 to $340,000, bearing interest at 10% requiring quarterly interest payments, due on October 15, 2001, convertible
       into common stock at $0.80 per share and unsecured.                     $        --   $   980,000

      Convertible debenture dated December 1, 1998, bearing interest at 10%
       requiring quarterly interest payments, due on December 1, 2000,
       convertible into common stock at $0.80 per share and unsecured.                  --       321,000

      Six (6) convertible debentures dated January 29, 1999 for amounts from $10,000 to $70,000, bearing interest at 10% requiring quarterly interest payments, due on January 29, 2001. Convertible into common
       stock at $0.80 per share and unsecured.                                          --       170,000

      Convertible debenture dated February 25, 1999 bearing interest at 10%
       requiring quarterly interest payments, due on February 25, 2001,
       convertible into common stock at $0.80 per share and unsecured.                  --        50,000
                                                                               -----------   -----------
                                                                                        --     1,521,000

      Less current portion                                                              --    (1,521,000)
                                                                               -----------   -----------

      Total Long-Term Convertible Debentures                                   $        --   $        --
                                                                               ===========   ===========

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - CONVERTIBLE DEBENTURES (Continued)

      On September 11, 2000, the Company issued 3,802,500 shares of common stock at $0.40 per share for the induced conversion of $1,521,000 in convertible debentures. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $1,261,630 because of the additional beneficial feature offered to the debenture holders. The original terms fo the debentures call for them to be converted at $0.50 per share. The Company induced the debenture holders to convert at $0.40 per share.

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

NOTE 5 - NOTE AND INTEREST RECEIVABLE

      The Company had the following notes receivable:

                                                             September 30,    December 31,
                                                                 2000             1999
                                                             -------------    ------------
                                                              (Unaudited)
      Note receivable from DTI Technology, Inc. (DTI) dated
       July 21, 1998, bearing interest at 9.00%, due on July
       31, 1999, secured by assets of DTI.                     $ 300,000       $ 300,000

      Note receivable from Dega Technology, Inc. (DEGA),
       dated December 9, 1998, bearing interest at prime
       plus 1% (8.75% at December 31, 1998), due on June
       30, 1999, secured by assets of Dega.                      200,000         210,000
                                                               ---------       ---------

      Total notes receivable                                     510,000         510,000

      Less: allowance for bad debts                             (510,000)       (510,000)
                                                               ---------       ---------

                                                               $      --       $      --
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

                                                                     From
                                                               Inception of the
                                                                  Development
                                                                    Stage on
                                                                April 26, 1995
                                                                    Through
                                                                 December 31,
                                                                     1997
                                                              -----------------

      SALES                                                   $      1,089,559

      COST OF SALES                                                  1,285,137
                                                              ----------------

        Gross Margin                                                  (195,578)
                                                              ----------------

      EXPENSES

        Depreciation                                                    41,977
        Research and development                                       186,389
        General and administrative                                   1,814,651
                                                              ----------------

          Total Expenses                                             2,043,017
                                                              ----------------

          Loss from Operations                                      (2,238,595)
                                                              ----------------

      OTHER INCOME

        Interest income                                                  2,345
                                                              ----------------

          Total Other Income                                             2,345
                                                              ----------------

      LOSS BEFORE INCOME TAXES AND
       EXTRAORDINARY INCOME                                   $     (2,236,250)
                                                              ----------------

                            SPECTRE INDUSTRIES, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 10 - LOSS FROM DISCONTINUED OPERATIONS (Continued)

                                                                     From
                                                               Inception of the
                                                                  Development
                                                                   Stage on
                                                                April 26, 1995
                                                                    Through
                                                                 December 31,
                                                                     1997
                                                              -----------------

      EXTRAORDINARY INCOME

       Gain on forgiveness of debt                            $         47,005
                                                              ----------------

         Total Extraordinary Income                                     47,005
                                                              ----------------

      INCOME TAX EXPENSE                                                    --
                                                              ----------------

      NET INCOME (LOSS)                                       $     (2,189,245)
                                                              ================

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