Form 10KSB40
period 2000-12-31
SPECTRE INDUSTRIES INC
filed 2001-06-27
CIK 1111872

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

                         Commission File number 0-30573

                                ----------------

                             SPECTRE INDUSTRIES, INC

         (Exact Name of Small Business Issuer Specified in Its Charter)

                 NEVADA                                    88-0223888
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
           or Organization)

  260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada V7L 1A3
          (Address, Including Zip Code of Principal Executive Offices)

                                Telephone Number:
                                 (604) 984 0400

        Securities to be Registered Pursuant to Section 12(b) of the Act:

                                      NONE

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secutiries Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subhject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulatrion S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |X|

Registrant's revenues for its most recent fiscal year were $1,166,302.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $27,965,872 as of December 31, 2000, based upon the closing price on the interdealer quotation system as reported for such date on www.financialweb.com. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 20,655,860 shares of Common Stock issued and outstanding as of December 31, 2000.

                            SPECTRE INDUSTRIES, INC.

                              Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.   Description of Business .........................................    4

Item 2.   Description of Properties .......................................   16

Item 3.   Legal Proceedings ...............................................   16

Item 4.   Submission of Matters to a Vote of Security Holders .............   17

PART II

Item 5.   Market for the Common Equity and Related Stockholder Matters ....   17

Item 6.   Management's Discussion and Analysis or Plan of Operation .......   17

Item 7.   Financial Statements ............................................   20

Item 8.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .....................................   20

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act of the
             Registrant ...................................................   20

Item 10.  Executive Compensation ..........................................   22

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..   23

Item 12.  Certain Relationship and Related Transactions ...................   24

Item 13.  Exhibits and Reports on Form 8-K ................................   25

SIGNATURES.................................................................   26

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

Spectre Industries, Inc. ("the Company") was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through its wholly owned subsidiaries, Spectre Supersports Ltd. and Spectre Cars UK Ltd., sought to develop sports cars in the United Kingdom. In June of 1997, these subsidiaries went into voluntary receivership, and on August 8, 1997, a newly formed company controlled by an unrelated third party, Spectre Holdings Limited ("SHL"),a Channel Islands company, acquired all of their assets. The Company received a 25% interest in SHL. The Company received that interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment was accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses of SHL and the inability to sell the SHL shares. Accordingly, the Company recognized a loss from the equity subsidiary of $120,935 for the year ended December 31, 1998. See Footnote 1 to the Financial Statements.

Subsequent to the liquidation of its subsidiaries, discussed above, the Company ceased its efforts to develop sports cars in the United Kingdom. It instead explored opportunities in the automotive aftermarket. The primary focus of this was evaluating e-commerce opportunities in that market. The Company entered into two loan transactions with Dega Technology, Inc., ("Dega") to finance the development of a database and transactional software product. July 21, 1998, the Company loaned Dega $300,000 and an additional $210,000 on December 5, 1998 for an aggregate loan of $510,000. The Company intended to merge with Dega when the product was ready for market.

In December 1997, the Company retained the services of I.S. Grant & Company, Ltd. ("I.S. Grant & Co.") to help evaluate the market potential of the Dega software as well as to assist in exploring additional opportunities in the automotive aftermarket. Dega was unable to complete the software development and subsequently went bankrupt. The proposed merger never took place. The Company was not re-paid the loans it made to Dega. See "Note 5 to the Financial Statements."

In June 1998, Mr. Ian S. Grant, president of I.S. Grant & Co., was appointed to serve as the president and a director of the Company. Mr. Grant purchased 250,000 shares of the Company's common stock pursuant to the exercise of a stock option. On Dec 1, 1998, Mr. Grant purchased 100,000 shares of the Company's common stock in a private transaction. He received an additional 1,000,000 shares of the Company's common stock on June 14, 2000 for services rendered. See "Certain Transactions with Management and Others" and "Recent Sales of Securities."

Mr. Grant assisted the Company in the acquisition of its 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG"), from Grant Brothers Sales, Ltd ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and the Company at the time. As part of the Management Agreement entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares. Further, Mr. Grant received an aggregate of $15,000 upon the closing of the transaction from GBS. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions with Management and Others"

The Company acquired all of the shares of GAG from GBS, a leading Canadian manufacturers' representative of automotive parts, on January 1, 1999. GBS previously agreed to transfer to GAG, upon closing of the sales of shares to the Company, the business conducted by its traditional automotive division and heavy-duty division, consisting of the representation of approximately 53 manufacturers of parts used in the automotive after-market industry.

Under the agreements between the Company and GBS, the Company was required to pay to GBS US $1,000,000, plus 400,000 shares of the Company's Common Stock (the "Common Stock") as consideration for the shares of GAG. The purchase price for the GAG shares was payable in installments. The Company paid an aggregate of $450,000 to GBS during 1999 towards the $1,000,000 agreed upon purchase price. As security for the payment in full of the purchase price, the Company granted GBS a security interest in the shares of GAG, and such shares were placed in trust with GBS' counsel. The Company and GBS also agreed that, until the Company paid the purchase price for the GAG shares in full or a mutually acceptable alternative was found, GBS would be relieved from completing the transfer of its traditional automotive and heavy duty division contracts to GAG, and GBS would be entitled to all income generated by that business. The Company did not pay the balance of the purchase price when originally agreed upon in order to complete its due diligence review of the operations to be conveyed to GAG in order to verify the assets to be acquired as well as to enable it sufficient time to raise the capital necessary to complete the purchase. Therefore, the Company and GBS entered into negotiations regarding a restructuring of the transaction.

Eventually, the parties agreed to rescind the transaction, effective December 29, 1999. GBS returned the aggregate payments made to it by the Company in full. Simultaneously, the GAG shares held in trust by GBS' counsel were released to GBS and the Common Stock previously issued by the Company to GBS was returned to the Company. This was the result of the Company's concern that GAG's operations would not meet its anticipated revenue and profit expectations. Accordingly, the Company's completed its operational review and re-negotiated a new Share Purchase Agreement, dated January 1, 2000, pursuant to which the Company again acquired from GBS all of the shares of GAG for a cash consideration of US $500,000, effective January 1, 2000. As part of this transaction, the Company entered into a Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years. Effectively, the share price was sharply reduced because the results of the prior year operations were not as had been internally projected. The management fee was sharply increased. By the restructuring of the purchase price and the management agreement, the Company received an extended period of time to see if the results of GAG, while being managed by GBS despite no longer being owned by GBS, would be sustained before the Company would be required to commit additional funds toward the purchase. The management agreement provides GBS with a strong incentive to operate GAG efficiently and successfully. Further, it was clear that raising additional capital for the Company would be difficult until GAG had been overseen and operated by the Company for a substantial period of time.

Pursuant to the new Management Services Agreement, GBS has agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of Common Stock by the Company. GBS agreed to pay GAG the first US $50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS has agreed to prepay and guarantee such amount in two installments of US $25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

In the event that GAG pays to GBS the "Net Cash Flow Increase Payment" on or prior to January 1, 2005, GAG's share of the remaining net cash flow will be increased to 95% and GBS's management fee will decrease to 5%. The "Net Cash Flow Increase Payment" is $423,058. See Part I, Item 7 "Certain Relationships and Related Transactions."

Through GAG, the Company operates as a manufacturers' representative for manufacturers of products for the automotive parts aftermarket industry in the wholesale market of Canada. GAG acts as sales agents to wholesale distributors, such as NAPA and Uniselect. It does not sell to mass merchandisers, businesses such as Walmart or Canadian Tire, that sell many products both related and unrelated to the automotive industry. See Item 7 "Certain Relationship and Related Transactions." GAG has expanded its representation business to include software developers who have created products directly applicable for use in this market. In general, GAG is compensated by manufacturers for its services on a commission basis.

In order to operate GAG, the Company compensates Grant Brothers Sales, Ltd., (hereinafter referred to as "GBS") a commission pursuant to a management agreement described below as well as in Item 7 "Certain Relationship and Related Transactions." To operate the Company's non-GAG activities, the Company has entered into an agreement with I.S. Grant & Co. whereby the services of Mr. Ian
S. Grant are provided to the Company. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG as well as the activities of its other acquisition, Bigoni-Stiner, Inc. an independent agency in Washington State in which the Company owns 51% of the outstanding common stock. Mr. Grant is paid solely by I.S. Grant & Co. for the services rendered to the Company. See Item 7 "Certain Relationship and Related Transactions" and Item 6 "Executive Compensation."

The Company also intends to acquire interests in small independent representatives in the United States automotive after-market industry and has recently acquired the first such interest, Bigoni-Stiner, referenced above. In general, the Company will seek to acquire a 51% ownership interest in such agency acquisitions payable in 20% on the date of purchase with the balance represented by a non-interest bearing promissory note payable in equal annual installments over the following next 4 years. The purchase price is expected to be one times revenues for the fiscal year or twelve month period ending immediately prior to the purchase. The purchase price will generally be subject to adjustment in the event that the revenues in any particular year differ from those of the base year on which the purchase price was calculated. The purchase of the Company's interest in Bigoni-Stiner was on those general terms. The base year revenues for Bigoni-Stiner were approximately $200,000. The Company will attempt to structure such investments so that the Company's capital investment will not be substantial and therefore would not likely require the Company to raise additional capital in order to complete such an acquisition. There is no assurance that additional opportunities will be available to the Company on similar terms and conditions.

The Company has no employees. It is managed by Ian S. Grant under a Consulting Agreement with I. S. Grant & Co., dated June 1, 1998 (the "Consulting Agreement") and relies solely on the services provided by that agreement and, for the day-to-day operations of GAG, the Management Services Agreement with GBS, dated January 1, 2000. See "Certain Transactions with Management and Others." Pursuant to the

Consulting Agreement, I. S. Grant & Co. is required to provide the services of Mr. Ian S. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. In addition, Mr. Grant is an officer, director and 20% shareholder of GBS. See Part I, Item 7 "Certain Relationships and Related Transactions." Mr. Grant receives no compensation from either the Company or GAG, except through the I.S. Grant & Co. consulting agreement. Indirectly, to the extent GBS operates GAG profitably, Mr. Grant will receive an economic benefit from the GBS management agreement by virtue of his share ownership in GBS.

The principal offices of the Company are located at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3 and its telephone number is
(604) 984 0400.

BUSINESS STRATEGY.

The Company's strategy is to strengthen its position as a leading manufacturers' representative in the Canadian automotive parts after-market. The Company intends to accomplish this by continuing to seek out existing manufacturers' representative agencies as candidates which would require minimal capital expenditure that it believes are ripe for development through managerial expertise provided through GAG and GBS. There is no assurance that such acquisitions, as with the Company's recent acquisition of Bigoni-Stiner, Inc. "Bigoni-Stiner"), will be available on the same or similar terms, nor is there any assurance that the anticipated growth of such acquisitions will come to fruition. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation."

The Company is also exploring representation opportunities in the e-commerce segment of the automotive after-market parts industry. The Company represented two internet based software applications for parts procurement during calendar year 2000. However, in both cases, the manufacturers of the products were unable to meet their market penetration goals. In one case, the developer entered reorganization in February, 2001. In the other case, the developer has continued to operate on a smaller scale than originally anticipated. The Company intends to continue exploring e-commerce opportunities for representation. There is no assurance that e-commerce will evolve as a critical component of the automotive aftermarket in the foreseeable future.

MARKET AND INDUSTRY.

The North American Automotive After-market

The North American automotive after-market is made up of business-to-business sales, including sales by manufacturers to wholesale distributors, as well as business to retail. The Company's target customers include primarily wholesale customers. In 1999, the automotive after-market benefited from a strong economy in the United States, a larger vehicle population and more miles driven. Sales in the automotive after-market (cars and light trucks) are estimated to total approximately $160 billion for 1999 (including the service repair, do-it-yourself (DIY) and tire markets). In 1999, sales in the United States heavy-duty vehicle after-market reached approximately $57 billion. Although the automotive after-market continues to expand, inflation adjusted retail sales growth rates are relatively flat and reflect the mature nature of this industry.

The automotive after-market is a significant sector of the United States economy. It employs more than 5 million people. This industry encompasses all products and services for light and heavy-duty vehicles after the original vehicle purchase including replacement parts, accessories, lubricants, appearance products, service repairs as well as the tools and equipment necessary to make the repair. The service repair market includes all parts, chemicals and accessories as well as labor required for the repair or maintenance of cars and light trucks. Also called the installed market, the service repair market accounts for over two-thirds of estimated 1999 automotive after-market retail sales.

The automotive after-market is an increasingly complex and competitive business that is undergoing profound change. Industry consolidation over the past decade has left fewer market players, while manufacturing improvements in parts quality for new vehicles has contributed to flattening after-market sales growth.

During the time period from 1995 through 1999, automotive after-market industry sales increased on average by 4.6% before inflation per year. Sales growth in the installed market depends on the state of the economy, the size of the vehicle park and the distances traveled by vehicle drivers, as well as the number of vehicles in the 11 to 14 year old segment. Slower sales growth, however, is expected in the DIY lubricant, motor oil and chemicals market.

Factors Affecting the Automotive After-market

The state of the North American economy directly impacts the automotive after-market. During economic expansions, consumer demand increases for durable and non-durable goods including automotive after-market products. However, in recessionary periods, consumers delay vehicle purchases and postpone routine maintenance for existing vehicles, which creates falling demand for after-market products. During the then subsequent economic recovery, demand for after-market products and services increases.

Consolidation is a continuing trend in the automotive after-market with mergers and acquisitions occurring in all channels of the industry. With estimated total deal value of $23 billion in 1998, manufacturers dominated automotive after-market consolidation, accounting for over half of all transactions and 95% of their reported dollar value.

Improvements in new vehicle technology and higher quality parts and components have lengthened replacement cycles and contributed to slower growth in service repair sales. The expertise, diagnostic tools and parts necessary to repair computerized vehicles as well as closed systems used by vehicle manufacturers have led to a shortage of automotive technicians and shifted some repairs away from independent repair facilities to OEM-trained personnel at dealerships. New vehicle technology and changing population demographics such as the aging, wealth and time constraints of the population have decreased the number of retail consumers capable of or willing to tackle heavy repairs and contributed to a shift to light DIY repair.

The U.S. Environmental Protection Agency Clean Air requirement that cars be fitted with high-tech on-board diagnostics (OBD) systems is a concern for the after-market. This legislation has the potential to negatively impact the after-market because some OEM vehicle manufacturers are not providing after-market companies with the information necessary to service and repair vehicle emission systems. In addition, some OEM vehicle manufacturers are not providing compatible parts for such repairs.

The Automotive e-Commerce Market

The Company believes that the on-line services will become increasingly important for the distribution of automotive parts. While the market is currently fragmented, many of the companies in the business-to-business distribution chain are already partially linked on-line. The Company intends to explore that market's needs and potential e-commerce solutions.

The Company believes that the automotive after-market is highly compatible for on-line services. It is an existing and mature industry partially linked on-line for the distribution of automotive parts. The industry is demanding a more efficient method to distribute parts between the various segments, i.e., warehouse distributor, jobber, repair shops and consumers. The Company intends to utilize its historical presence in the automotive after-market via GAG to represent and sell selected Internet-based software products applicable to the industry.

The Company intends to seek out manufacturers of on-line software solutions as well as to use its expertise in the marketplace to investigate other on-line solutions the industry needs. There is no assurance that any such on-line products that the Company may find or develop, if any, will be successful in the marketplace. The Company has represented two internet-based software products, a procurement system and an inventory liquidation system. In one case, the manufacturer withdrew its product due to bankruptcy and in the other, the manufacturer decided to change its business model to sell its product directly rather than through manufacturer's representatives.

SALES AND MARKETING.

The Company has entered into a Management Services Agreement with GBS to manage the business operations of GAG. See Part I, Item 7 "Certain Relationships and Related Transactions." Pursuant to the Management Services Agreement, GBS is required to utilize its sales employees and office support staff to continue the operations of the sales representation business conducted by GAG. This includes 14 sales people and 8 office support staff.

The Company will continue its traditional sales and marketing activities, with respect to advertising, trade show presence and direct sales calls. In addition, the Company plans to market Internet related automotive aftermarket products.

CUSTOMERS.

GAG represents approximately 53 manufacturers and sells to approximately 1,000 wholesale customers located in Canada. 15.8% of its sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom it sells products on behalf of manufacturers, none account for in excess of 10% of the sales by the Company.

COMPETITION.

The Company's competitors include other representative agencies in Canada and the United States, as well as a variety of Internet based companies. The Company expects competition from companies using the Internet as a marketing and distribution tool in the automotive after-market to increase substantially in the future. Direct on-line competitors include online parts sellers and vendors of other component based products. Indirect competitors include companies who may offer component parts as an extension to their existing product lines as well as manufacturers and retail vendors of parts and accessories, including large specialty parts sellers that have significant brand awareness, sales volume and customer bases. For example, Toyota and Republic Industries have recently announced their intention to devote resources to online commerce in the near future. HyundaiUSA.com has launched an Internet Web site to sell auto parts online. Parts.com has begun locating a number of auto parts through an online Web site for dealers. Additionally, traditional "brick-and-mortar" companies like CSK Auto and Hahn Automotive have built e-commerce sites. Advance Auto parts and CSK Auto recently announced a joint venture to launch an Internet web site.

RELATIONSHIPS WITH SUPPLIERS.

Through GAG, the Company represents approximately 53 manufacturers and service providers in the automotive after-market. The agreements with such manufactured service providers contain customary provisions with respect to commissions, sales of competing products and termination. Typically, these agreements are terminable by either party on notice on between 30 and 180 days, in accordance with standard industry practices. The Company is not dependant on any one supplier and believes that, in the event that its relationship with any one supplier were to be terminated, that it would be able to replace that suppliers products line rapidly without disruption to its customer base. There are no minimum purchase commitment requirements or minimum inventory level requirements with these vendors applicable to the Company.

EMPLOYEES.

The Company has no direct employees. It is managed primarily by Ian S. Grant pursuant to a Consulting Agreement with Grant & Co., a management consulting business controlled by Mr. Grant. Under this agreement, Mr. Grant is obligated to provide 80% of his business time to the business operations of the Company.

The operations of GAG, the Company's principal operating subsidiary, are conducted by GBS under a Management Services Agreement. That agreement provides the company with the use of GBS' sales and office support personnel, as well as GBS' space and equipment. In the event the agreement is terminated, the Company has the right to directly hire all GBS employees who have spent in excess of 85% of their business time on GAG operations. None of these employees are represented by a labor union or subject to a collective bargaining agreement.

The Company believes that GBS' relations with its employees are good.

RISK FACTORS

The shares of the Company are highly speculative and involve an extremely high degree of risk. Shareholders of the Company should consider the following factors in evaluating the Company and its business.

LOSSES; REPORT OF INDEPENDENT ACCOUNTANTS.

As noted in the Report of the Company's Independent Certified Public Accountants, the Company has experienced significant operating losses as well as a substantial accumulated deficit. The Company incurred net losses of $1,856,575 and $1,298,881 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively. For the period from inception on April 26, 1995 through December 31, 1999, the company incurred net losses of $5,182,647. At December 31, 1999, the Company had an accumulated Stockholder Equity (Deficit) of $(1,466,594). The Stockholder Equity as of December 31, 2000 was $1,178,111 as a result of activities and operations of the Company following December 31, 1999. See "Part II - Financial Statements."

The Company's financial statements do not include any adjustments that might result from this uncertainty. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation" and the Company's Financial Statements and the related notes.

Since January 1, 2000, the Company has generated operating revenues. During the year ending December 31, 2000, total revenues amounted to $1,166,302 versus no revenue in the comparable prior year period. The company's principal operating subsidiary, Grant Automotive Group, Inc., is a manufacturers representative in the Automotive aftermarket. The Company's revenue is primarily derived from commissions earned by Grant Auto on the sales of its principals' automotive and truck products to wholesale buyers such as Uni-Select and NAPA in Canada.

The Company generated a gross margin of $253,788 for the year ending December 31, 2000. The gross margin percentage is 21.7% of revenue.

ADDITIONAL CAPITAL REQUIREMENTS.

As a result of the operations of GAG and the conversion of its outstanding convertible debentures into shares of common stock in September of 2000, the Company has no current need to raise additional capital in the near term to survive as a going concern and to implement its business plan. Through GAG, the Company intends to acquire small independent agents in the North American auto parts industry. It is not anticipated that these acquisitions, should any occur, would require additional capital either in the acquisition phase or in a later operating phase.

The Management Services Agreement between the Company and GBS provides an option for the Company to increase its Net Cash Flow by payment of an additional $423,058. See Part I, Item 7 "Certain Relationships and Related Transactions." This option doesn't expire until 2005. At that time the Company may not have sufficient funds to cover this expense and, therefore, substantial additional funds may be required at such time as the Company may determine to exercise this option. There is no certainty that the Company will be able to raise sufficient capital in a timely manner or on reasonable terms.

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

LIMITED OPERATING HISTORY.

The Company has a limited operating history in the automotive after-market parts business, and very limited experience in the e-commerce aspect of that business. However, GBS, and the continuing operations of GAG, have a 50-year history in this industry.

Its business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development. As the Company's competitors include on-line and e-commerce businesses, as well as traditional industry competitors, many of whom have substantial capital and operating resources, the competitive risks are great and include risks such as customer and supplier satisfaction; expansion of supplier networks; the limitations inherent in representative agreements as to duration and termination; and the Company's ability to continue to identify, attract, retain and motivate qualified personnel, directly and indirectly through GBS, which provides management for the Company's principal operating subsidiary, GAG. There can be no assurance that the Company will be able to operate successfully or profitably. The Company has experienced significant operating losses and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. See "Financial Statements."

CONFLICTS OF INTEREST MAY EXIST.

The Company is operated primarily by Ian S. Grant through a Consulting Agreement with Grant & Co., a management consulting business controlled by Mr. Grant. Mr. Grant is obligated under this agreement to provide 80% of his business time to the business operations of the Company. As a result, there may be potential conflicts of interest including, among other things, time and effort, which may result from participation by Mr. Grant in other business ventures, including without limitation, GBS. In addition, Mr. Grant is a consultant to, as well as a 20% shareholder and director of, GBS; which operates a substantial part of the Company's business. Mr. Grant receives compensation from GBS for strategic planning, marketing and sales management as well as for serving as an executive officer and director. Mr. Grant receives compensation from GBS in the amount of $5,800 per month. This agreement has been in effect for 5 years.

Such conflicts will be resolved through the exercise by Mr. Grant of judgment consistent with his fiduciary duties to the Company. Mr. Grant will resolve such conflicts in the best interests of the Company. See Part I, Item 6 "Executive Compensation-Employment Contracts and Change in Control Agreements."

FINANCIAL RESULTS MAY FLUCTUATE AND MAY BE DIFFICULT TO FORECAST.

The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and operating results. These factors, many of which are beyond the control of the Company, include the Company's ability to attract and retain manufacturers and deal with its customers; its ability to control gross margins; its ability to timely process orders and maintain customer satisfaction; the availability and pricing of parts from suppliers; the amount and timing of costs relating to expansion of operations; suppliers' delays in shipments to customers as a result of computer systems failures, strikes or other problems within or without such suppliers control; delays in processing orders as a result of computer systems failures; and general economic conditions. The Company's ability to increase its sales and marketing efforts to stimulate customer demand and its ability to maintain customer satisfaction and maintain satisfactory delivery schedules are important factors in its long-term prospects. A slowdown in demand, general economic conditions, or other general economic factors could adversely affect the Company's operating results.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS.

The Company intends to evaluate additional acquisitions of and alliances with other companies, including small independent representatives in the automotive after-market, which could complement and expand the Company's existing business. There can be no assurance that suitable acquisition or joint venture candidates can be identified or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions or expansions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies into its existing operations, to manage effectively the expanded operations, or to obtain increased revenue opportunities and cost reductions that are expected to occur as a result of anticipated synergies, all of which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability.

Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, unforeseen liabilities that may arise in connection with the operation of acquired businesses, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

MANUFACTURER RELATIONSHIPS ARE CRITICAL.

The Company is highly dependent upon its relationships with manufacturers and service providers in the automotive after-market. Representative agreements with such manufacturers and service providers are generally terminable on between 30 and 180 days notice, in accordance with standard industry practices. While the Company believes that it generally can replace its suppliers with competitors, there is no assurance that this can be accomplished in due course or on the same or similar terms. The manufacturers and service providers that the Company represents process and ship merchandise directly to customers. The Company has limited control over shipping procedures, and shipments by these suppliers could be delayed by factors beyond the Company's control. The Company will be significantly harmed if it is unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, or if the quality of service provided by these suppliers falls below a satisfactory standard.

THE COMPANY FACES INTENSE COMPETITION IN THE INDUSTRY.

The traditional automotive parts after-market is and always has been intensely competitive. The Company competes with a number of large and small companies, some of which have greater market recognition and substantially greater financial, marketing, distribution, and other resources than the Company. The Company currently competes principally on the basis of performance, dependability, and prices of its products and its ability to deliver finished products to its customers on a timely basis. Historically, GBS has received many industry awards in its 50 years of operations. The Company believes that GBS's reputation for delivering high-quality and dependable automotive parts will continue with GAG, as the successor operation, in GAG's marketplace. The Company believes that this represents a significant advantage over its competitors in the automotive after-market. The Company strives to develop and strengthen this reputation as a barrier to entry by existing or potential competitors. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, prices and performance of its suppliers' products; the quality of its customer service; its efficiency in filling customer orders; the ability of its suppliers to meet delivery schedules; and general market and economic conditions. In addition, the Company's competitors may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of parts. The Company anticipates that there will be consolidation in the industry.

Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to sell their parts directly. If any of these things occur, its business would be significantly harmed.

The e-commerce aspect of the automotive after-market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. This may have an adverse effect on the Company's competitive position in its traditional marketing efforts as well. Barriers to e-commerce entry are minimal, and competitors may develop and offer similar services to those provided by the Company in the future. The Company could be severely harmed if it is not able to compete successfully against current or future competitors.

DEPENDENCE ON GBS AND OTHER THIRD PARTIES.

The Company relies on GBS to manage the day-to-day operations of GAG, as well as to assist the Company in locating additional agencies for acquisition. While the Company has certain control over GBS through the Management Services Agreement with respect to its operations of GAG, it has no control over operations of GBS that are unrelated to GAG. To the extent that GBS experiences difficulties in its unrelated operations, that could have an adverse impact on the operations of GAG.

In addition, the Company also relies on its suppliers' to timely ship parts that customers order. Although the Company believes that there are a number of alternative suppliers' for each of the products, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers' or if its current suppliers' operations were disrupted or terminated. The Company believes that the adverse effects of the loss of any such relationship would be neither long-standing nor material.

RELIANCE ON KEY PERSONNEL.

The Company's future performance depends substantially on the continued service of its President and Chief Executive Officer, Ian S. Grant, and John D. Grant, President of Grant Brothers Sales. Ltd. John D. Grant, age 43, has been a key employee of GBS for over 20 years and is the GBS employee responsible for the GAG management services agreement, including the sales activities and search activities for potential acquisitions. The Company's success will depend upon its ability to attract, retain and motivate qualified personnel. The loss of the services of Ian S. Grant and/or John D. Grant could have a material adverse effect on the Company. The Company has no key person life insurance on the life of Ian S. Grant. GBS has key person life insurance on the life of John D. Grant. To the best of the Company's knowledge, GBS has no key person life insurance for its senior employees and other key personnel and the Company does not anticipate that any independent agency acquired by the Company has or will have key person life insurance for its senior management.

FUTURE SALES OF COMMON STOCK MAY ADVERSELY AFFECT MARKET PRICE.

As of December 31, 2000, the Company had 20,655,860 shares of its Common Stock issued and outstanding held by approximately 113 holders of record. Of the 20,655,860 shares of the Company's Common Stock outstanding, 7,936,373 shares are free trading and 12,719,487 shares are restricted as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities

Act"). The Securities Act and Rule 144 promulgated thereunder place certain prohibitions on the sale of such restricted securities.

Such restricted shares will not be eligible for sale in the open market without registration except in reliance upon Rule 144 under the Securities Act. In general, a person who has beneficially owned such shares in a non-public transaction for at least one year, including persons who may have be deemed "affiliates" of the Company as that term is defined under the Securities Act, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by the existing shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the Company's Common Stock could be adversely affected.

VOLATILITY OF STOCK PRICE.

The markets for equity securities have been volatile and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general trends, changes in the supply and demand for the Company's shares, and other factors.

BROKER-DEALER SALES OF THE COMPANY'S COMMON STOCK.

The common shares of the Company are "penny stocks" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Exchange Act and such penny stock rules and regulations promulgated thereunder generally impose additional sales practice and disclosure requirements upon broker-dealers who sell the Company's Common Stock to persons other than "accredited investors" (generally, defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 ($300,000 jointly with a spouse)) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission.

Consequently, the penny stock rules may affect the willingness of broker-dealers to make a market in or trade the common shares of the Company and thus may also affect the ability of shareholders of the Company's Common Stock to resell those shares in the public markets.

LACK OF DIVIDENDS.

The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply earnings to the expansion and development of its business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements in this Report under "Item 1 - Description of Business," and "Item 2 - "Management's Discussion and Analysis or Plan of Operation," regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates," "anticipates," "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. It is acknowledged that the safe harbor provisions of the Litigation Reform Act do not apply to the Company.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, among others, delays in expansion; need for additional financing; general economic and business conditions; competition; the loss of any significant customers; changes in business strategy or development plans; quality and availability of personnel; and other factors referenced in this Report. A more detailed description of these and other factors are discussed elsewhere under this Part I, Item 1 "Description of Business - Special Considerations."

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 1,000 square feet of office space at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3. The rent is approximately $570 per month. The Company does not own or otherwise lease any real property. GAG operates in the space leased by GBS located at #1-140 Wendell Avenue, North York, Ontario, Canada, M9N 3R2. There is no charge to GAG for rent of such space other than the management fees GBS receives pursuant to its Management Services Agreement with GAG. See Part I, Item 7 "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party and the Company has no knowledge of any actions, suits, orders, investigations or claims pending or threatened against or affecting it. The Company, however, did participate in filing an involuntary Chapter 7 bankruptcy petition against Dega Technology, Inc.("Dega") d/b/a DTI Technology, Inc. ("DTI"), on November 30, 1999, in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"), which owed $510,000 to the Company under two promissory notes. The first promissory note, dated July 21, 1998, was from DTI in the amount of $300,000 and was unsecured. The second promissory note, dated December 9, 1998, was from Dega in the amount of $210,000 and was secured by the assets of Dega. The petition was granted by the Bankruptcy Court on January 7, 2000. The trustee in bankruptcy is marshalling the assets of Dega and it is unclear what value, if any, the assets of Dega will have. The promissory notes were made in contemplation of a merger between the Company and Dega, which was abandoned on May 7, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

No matters were submitted to a vote of security holders during the past year.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is listed on the National Quotation Bureau Pink Sheets under the symbol STND. The following table set forth below presents the range, on a quarterly basis, of the high and low closing prices per share of the Company's Common Stock as reported for the last two fiscal years and for the subsequent interim period ended March 31, 2000. The information is obtained from the database of FinancialWeb.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                                 High        Low
                                                                 ----        ---
1999:
         First Quarter ....................................      1.562      .875
         Second Quarter ...................................      1.031      .281
         Third Quarter ....................................       .750      .200
         Fourth Quarter ...................................       .480      .093

2000:
         First Quarter ....................................       .875      .250
         Second Quarter ...................................      1.250      .520
         Third Quarter ....................................      1.625      .500
         Fourth Quarter ...................................       .480      .093

2001:
         First Quarter ....................................      1.480     1.250

      As of December 31, 2000, there were 20,655,860 shares of Common Stock outstanding held by approximately 113 holders of record.

      The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through two wholly owned subsidiaries was engaged in the business of developing sports cars in the United Kingdom. In June of 1997, these subsidiaries went into receivership, and on August 8, 1997, a newly formed company, Spectre

Holdings, controlled by an unrelated third party, acquired all of their assets. The Company initially received a 25% interest in Spectre Holdings. Subsequently, the Company's interest was diluted down to 19.2%. The Company has since written off its investment in Spectre Holdings.

Through its wholly owned subsidiary, GAG, the Company is engaged in the representation of approximately 53 manufacturers. This part of the Company's business is operated by GBS, a leading Canadian representative of manufacturers' in the automotive after-market under a Management Services Agreement. Under the Management Services Agreement, GBS is entitled to a share of the net cash flow generated by the representation business. See Part I, Item 7 "Certain Relationships and Related Transactions."

The Company is primarily managed by Ian S. Grant under a Consulting Agreement with Grant & Co., pursuant to which Grant & Co. is required to provide the services of Mr. Ian S. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. See Part I, Item 6 "Executive Compensation-Employment Contracts and Change in Control Agreements."

Through GAG, the Company also plans to acquire small independent agents in the North American auto parts industry, mainly in the United States. Recently, the Company has acquired a controlling interest in Bigoni-Stiner, a small independent manufacturers' representative in the automotive after-market, located in the state of Washington.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As noted in the Company's Report of Independent Certified Public Accountants, the Company incurred net losses of $1,856,575 or $.11 per share for the year ending December 31, 2000. This compares to a net loss of $1,298,881 or $.11 per share for the same period in the prior year.

The Stockholder Equity as of December 31, 2000 was $1,178,111 as a result of activities and operations of the Company following December 31, 1999. At December 31, 1999, the Company had Stockholder Equity (Deficit) of $(1,466,594).

Under the terms of the new Management Services Agreement with GBS, GAG is entitled to the first $50,000 in net cash flow generated by GAG's agency business in the automotive after-market in Canada operated by GBS for each of the calendar years 2000 and 2001.

During the next 12 months, the Company expects to devote its resources to increase GAG's sales volume and profitability. In addition, the Company will continue its efforts to locate potential candidates for acquisition in the automotive after-market parts business in the United States and Canada. It is expected that such acquisitions will be of interests in agencies like Bigoni-Stiner, which are small in size (both as to revenues and, in the short term, potential profitability) and which will not require substantial capital expenditures either to purchase an interest for the Company or for developing the acquired company's business operations. As a consequence, it is expected that such acquisitions will not have a material impact on the Company's revenues and/or profitability until they have been developed around by the Company's participation in such an acquired company's management. There is no assurance that the Company's efforts will be successful or that the Company has, or will be able to acquire, the necessary management resources to effect its business plan.

There are many events and factors in connection with the development of the Company's business operations over which the Company has little or no control, including, without limitation, marketing difficulties, lack of market acceptance of new products we and/or companies which we represent may develop, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

As of December 31, 1999, the Company had convertible debentures outstanding in the aggregate principal amount of $1,521,000. Effective September 1, 2000, the holders of all of these convertible debentures have converted them to equity. For more detail on these activities, see Part II, Item 4 "Recent Sales of Unregistered Securities."

Absent future capital contributions, the Company believes that it has sufficient cash reserves to fund its operations through December 31, 2002.

Year 2000 Readiness Disclosure Statements. The Company has neither experienced any significant problems as a result of the change of the calendar on January 1, 2000, nor did the Company incur any significant expenditures to make its computer systems year 2000 compliant.

RESULTS OF OPERATIONS.

For the year ended December 31, 2000, the Company reported $1,166,302 in revenues, primarily from commissions earned by its operating subsidiary on sales of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket. The Company had no operating revenues in the prior year. Long-term liabilities were eliminated as a result of the conversion of the convertible debentures effective September 1, 2000.

Net loss for the year ending December 31, 2000 was $1,856,575 or $.11 per share. This compares to a net loss of $1,298,881 or $.11 per share for the same period in the prior year. The Company's net loss increased $558,616 or 43% for the year ended December 31, 2000 compared to the same period ended December 31, 1999.

Net loss for the year ending December 31, 2000 excluding $1,487,847 of non-cash expenses was $368,728. This compares to a net loss of $743,546 for the same period in the prior year, excluding $555,335 of non-cash expenses. The non-cash expenses are listed below:

                                                         For the Years Ended
                                                             December 31
                                                             -----------
                                                       2000               1999
                                                       ----               ----

Common Stock issued for services                     112,500            388,570
Bad debt Expense                                      17,692             45,375
Issuance and conversion of debentures
  at less than fair market value                   1,261,630            121,390
Amortization expense                                  96,892                 -0-
Depreciation expense                                      55                 -0-
Currency translation adjustment                         (922)                -0-
                                                  ----------         ----------

Total non-cash expenses                            1,487,847            555,335
                                                  ----------         ----------

In addition, the Company had to recognize losses in connection with its failed merger plans with Dega Technology, Inc. ("Dega") and Dega's failure to repay loans made to it by the Company in connection with the merger. In 1998, the Company loaned $510,000 to Dega, of which $210,000 was secured by the assets of Dega. As a result of Dega's bankruptcy filing on November 30, 1999, which was granted on January 7, 2000, the Company's ability to recover its loans is in doubt. The trustee in bankruptcy is in the process of collecting and evaluating Dega's assets for liquidation purposes. To the Company's knowledge, it is the sole secured creditor of Dega. However, the management of the Company deems it unlikely that the Company will receive a material sum in settlement of its secured claim or that it will recover any portion of its unsecured debt. See
Part II, Item 2 "Legal Proceedings."

During the fiscal year ending December 31, 2000, the company incurred interest expense of $109,401 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminate $152,1000 in recurring annual interest expense.

The Company does not believe that it currently is or in the foreseeable future will be able to receive any funds through a public offering of its securities. Accordingly, if additional capital is required, the Company will continue to seek financing from investors in private placements in the United States and Europe in order to finance the growth of its business. However, based upon the Company's current plan of operation, the Company estimates that its existing financing resources together with funds generated by GAG, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

ITEM 7. FINANCIAL STATEMENTS

See Exhibit A attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name                        Position Held                  Age    Director Since
----                        -------------                  ---    --------------
Ian S. Grant                President, Chief Executive     48     1999
                            Officer and Director

Fredrik Posse               Director, Secretary            43     2000

Peter Schulz von Siemens    Director                       45     2000

Ian S. Grant has been President, Chief Executive Officer and a director of the Company since January 1, 1999. Mr. Grant also is a director of GBS. He is also the President of Grant & Co., which provides management services to the Company under a Consulting Agreement dated June 1, 1998. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products. In addition, Mr. Grant held several positions in management and marketing with other major companies such as Labatt Brewing Company and Colgate-Palmolive.

Fredrik Posse has been a director of the Company since July 31, 2000. Mr. Posse is an international management consultant with clients located in North America and Europe. He holds an MBA from the Stockholm School of Economics. He has assisted such companies with capital formation and advice on business operations in as well as between both continents.

Peter Schulz von Siemens has been a director of the Company since October 16, 2000. He owns and manages several companies under his name in Zurich, Switzerland and Munich, Germany, providing asset management and financial advisory services for high net worth individuals and institutional investors. Prior to founding the Schulz von Siemens Group in 1993, he was managing partner of Feuchtwanger & Partner, Munich and Vice President of Bank Sarasin & Cie., Zurich. Mr. Schulz von Siemens currently serves as President and CEO of AVIS Financial Holding Ltd., AVIS Currency Exchange (N.Y.) Inc. and AVIS Capital Partners Inc., located in New York, New York, as well as a director of Onion Communications Ltd., Milan, Italy.

At the present time, no family relationship exists among any of the named directors and executive officers. However, the balance of the shares of GBS, which manages GAG and of which Ian S. Grant is a shareholder and director, are held equally by John Grant and Ken Grant, who are cousins of Ian S. Grant.

No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors are elected and qualified, or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

At the present time, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or
(iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the ("SEC"). Officers, directors and greater than 10 percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3, 4 or 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2000, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements. REVIEW 16a filing requirements

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the fiscal years ended December 31, 2000 and 1999 earned by the Company's Chief Executive Officer and Directors for services rendered to the Company. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                    Long Term Compensation Awards
-----------------------------------------------------------------------------------------------------------------------
    Name and                                                                            Securities
   Principle    Fiscal Year                         Other Annual       Restricted       Underlying       All Other
    Position    December 31  Salary     Bonus       Compensation     Stock Award(s)      Options        Compensation
-----------------------------------------------------------------------------------------------------------------------
Ian S. Grant,      2000     $105,000 (1)  0               0                0                0                 0
President & Chief  1999     $ 95,000 (2)  0               0            $296,750 (4)         0                 0
Executive Officer,
Director (3),

Fredrik Posse      2000         0         0               0                0            200,000(5)            0

Peter Schulz       2000         0         0               0                0            200,000(6)            0
von Siemens

(1) The salary figure set forth in the table represents the payment by the Company to I.S. Grant & Co., pursuant to the Company's contract with I.S. Grant & Co. Mr. Grant also received a car allowance in the amount of $6,000 in 2000. See "Item 12. Certain Relationships And Related Transactions"

(2) The salary figure set forth in the table represents the payment by the Company to I.S. Grant & Co., pursuant to the Company's contract with I.S. Grant & Co. that commenced in July of 1999 as well as fees earned from a prior consulting contract in effect earlier in 1999. Mr. Grant also received a car allowance in the amount of $3,000 in 1999. See "Item 12. Certain Relationships And Related Transactions"

(3) Mr. Grant was appointed President and Chief Executive Officer on January 1, 1999. He was elected to the Board of Directors on January 1, 1999

(4) Mr. Grant owns an aggregate of 1,250,000 shares of restricted Common Stock valued at $577,750 received in consideration of his services to the Company. Of the 1,250,000 shares, 1,000,000 were issued on January 14, 2000, in recognition of his services valued at $281,000. The Company anticipates that dividends will not be paid in the foreseeable future respecting such Common Stock. In addition, Mr. Grant indirectly owns 90,000 shares of Common Stock by virtue of his ownership of 20% of the common shares of GBS.

(5) Mr. Posse was elected to the Board of Directors on July 31, 2000. Mr. Posse received an option to purchase 200,000 shares of the Company's common stock exercisable through and including December 31, 2002.

(6) Mr. Schulz von Siemens was elected to the Board of Directors on October 16, 2000. Mr. Schulz received an option to purchase 200,000 shares of the Company's common stock exercisable through and including December 31, 2002.

Except as disclosed in footnote (5) and (6) above, the Company currently does not have a stock option plan or a long-term incentive plan.

DIRECTORS'COMPENSATION.

On January 14, 2000, the Company issued 1,000,000 shares of restricted Common Stock to Ian S. Grant valued at $281,000 as a bonus in recognition of his services to the Company. The Company does not compensate its directors for their attendance at board meetings. All directors, however, are reimbursed for their expenses in attending board and committee meetings.

BOARD COMMITTEES.

The board of directors currently consists of three members. The board has no compensation committee. The board of directors currently makes all compensation decisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each other person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

Name and Address                                 Shares Beneficially Owned (1)
of Beneficial Owner                              -----------------------------
Directors and Executive Officers                 Number               Percent
--------------------------------                 ------               -------

Ian S. Grant                                   1,700,000(2)(3)          8.22%
260 East Esplanade Unit 6
North Vancouver, British Columbia
Canada V7L 1A3

Fredrik Posse(4)                                  60,000                0.29%
Kalmgatan 26
12145 Stockholm, Sweden

Peter Schulz von Siemens(4)                           -0-                 -0-
Fadail 28
7078 Lenzerheide, Switzerland

All Directors and Officers as a Group          1,760,000(2)             8.51%

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting power and investing power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through the Company at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3.
(2) Mr. Grant is the beneficial owner of 20% of the common shares of GBS, which holds an aggregate of 450,000 shares of the Company's Common Stock. The shares referenced above include 450,000 shares attributable to Mr. Grant indirectly through his ownership interest in GBS. Mr. Grant disclaims any beneficial ownership in the remaining shares of the Company owned by GBS except indirectly to the extent of his 20% interest in GBS. The remaining shares of GBS are held by relatives of Ian S. Grant; John D. Grant and Kenneth Grant. 450,000 shares represents 2.22% of the issued and outstanding shares.
(3) On January 14, 2000, the Company awarded as a bonus 1,000,000 shares to Mr. Grant in recognition of his services to the Company. These shares are included in the aggregate holding of 1,700,000 shares held directly and indirectly by Mr. Grant.
(4) Messrs. Posse and Schultz Von Siemens were each awarded 200,000 options with the exercise price of $.40 per share. These options are currently exercisable and remain exercisable through December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a Consulting Agreement with I. S. Grant & Co. dated June 1, 1998, pursuant to which I. S. Grant & Co. is required to provide the Company with the services of Mr. Ian S. Grant. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. Under the Consulting Agreement, which expires June 30, 2003, I. S. Grant & Co. is to provide the services of its President, Ian S. Grant, to the Company to manage and direct the Company's business for 80% of his business time. The base compensation to be paid to I. S. Grant & Co. for the year ending June 30, 2000 will be $100,000; for the year ending June 30, 2001 will be $110,000; for the year ending June 30, 2002 will be $121,000; and for the year ending June 30, 2003 will be $133,000. In addition, I. S. Grant & Co. receives a monthly car allowance in the amount of $500.

Neither Mr. Grant nor I. S. Grant & Co., its officers, directors or employees, is permitted to compete with the Company or own an interest in or manage, control or otherwise participate in any enterprise in the automotive after-market business during the term of the Consulting Agreement and for a one-year period following the expiration of the Consulting Agreement, with the exception of any interest in GBS.

In addition, the Company agreed to use its best efforts to cause Mr. Grant to be elected as a director, as well as Chief Executive Officer and/or President of the Company. The Consulting Agreement terminates upon the death or permanent disability of Mr. Grant or for cause with or without notice. Termination for cause requires the unanimous approval of the Board of Directors of the Company with the exception of Mr. Grant. If such a termination is determined to be without cause, the Company is required to make severance payments for a period of one year in amount and kind identical to the compensation under the terms of the Consulting Agreement.

THE RELATIONSHIP BETWEEN THE COMPANY, I.S. GRANT & CO. AND GBS

The Company's consulting agreement with I.S. Grant & Co. states that the services of Mr. Ian S. Grant will be made available to Spectre throughout the term of that agreement. Those services include responsibility for all activities of Spectre, including all general corporate matters, overall supervision of GAG as well as Bigoni-Stiner and other initiatives the Company may undertake in the future. The Management Agreement with GBS provides that GBS will run the day-to-day operations of GAG.

Mr. Grant does not receive any compensation as president of Spectre except for the monies paid to IS Grant & Company by Spectre through the Consulting agreement. Mr. Grant's interest in the monies paid by GAG to GBS is indirect, through his minority stock interest in GBS. Those monies are paid to GBS for its management of GAG.

Mr. Grant receives no direct compensation from the monies paid by GAG to GBS. Mr. Grant does receive compensation from GBS in connection with services he performs, through I.S. Grant & Co., for operations of GBS unrelated to GAG. His obligations to GBS include strategic planning, services as a member of the Board of Directors, and supervision of British Columbia retail sales and retail service divisions.

GBS has no interest in I.S. GRANT & CO. or in the Company except for the 450,000 shares it received in connection with its Management Agreement concerning GAG.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Items Filed as Part of Report Financial Statements - The financial statements of the Company as required under Part II, Item 7 of this Report on Form 10-KSB are attached hereto and incorporated herein by reference as Exhibit A.

(b)   Reports on Form 8-K - not applicable

(c)   Exhibits - not applicable

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPECTRE INDUSTRIES, INC.

Date: June 15, 2001                     By: /s/ Ian S. Grant
                                           -------------------------------------
                                           Ian S. Grant
                                           President, Chief Executive
                                              Officer and Director


                                           /s/ Frederick Posse
                                           -------------------------------------
                                           Fredrik Posse, Director


                                           /s/ Peter Schulz von Siemens
                                           -------------------------------------
                                           Peter Schulz von Siemens,Director

                            SPECTRE INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S

Independent Auditors' Report.................................................. 3

Consolidated Balance Sheet.................................................... 4

Consolidated Statements of Operations......................................... 6

Consolidated Statements of Stockholders'...................................... 7

Consolidated Statements of Cash Flows......................................... 9

Notes to the Consolidated Financial Statements............................... 11

                          INDEPENDENT AUDITORS' REPORT

Spectre Industries, Inc.
Board of Directors
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Spectre Industries, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectre Industries, Inc. as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.


HJ & Associates, LLC
Salt Lake City, Utah
May 14, 2001

                            SPECTRE INDUSTRIES, INC.
                           Consolidated Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                        2000
                                                                    ------------

CURRENT ASSETS

   Cash and cash equivalents                                         $  810,343
   Accounts receivable, net (Note 2)                                     88,329
   Interest receivable                                                    2,565
                                                                     ----------

     Total Current Assets                                               901,237
                                                                     ----------

FIXED ASSETS, NET (Note 2)                                                  943
                                                                     ----------

OTHER ASSETS

   Goodwill, net (Note 8)                                               387,570
   Note and interest receivable (net) (Note 5)                               --
                                                                     ----------

     Total Other Assets                                                 387,570
                                                                     ----------

     TOTAL ASSETS                                                    $1,289,750
                                                                     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,
                                                                       2000
                                                                   ------------

CURRENT LIABILITIES

   Accounts payable                                                $     34,104
   Accrued expenses                                                       8,860
   Notes payable (Note 9)                                                18,952
                                                                   ------------

     Total Current Liabilities                                           61,916
                                                                   ------------

LONG-TERM DEBT

   Notes payable (Note 9)                                                49,723
                                                                   ------------

     Total Long-Term Debt                                                49,723
                                                                   ------------

     Total Liabilities                                                  111,639
                                                                   ------------

STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value, 100,000,000
    shares authorized, 20,655,860 shares issued and outstanding          20,655
   Additional paid-in capital                                        11,603,095
   Other comprehensive (loss)                                              (922)
   Accumulated deficit                                              (10,444,717)
                                                                   ------------

     Total Stockholders' Equity                                       1,178,111
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,289,750
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                      Consolidated Statements of Operations

                                                      For the Years Ended
                                                         December 31,
                                                 ------------------------------
                                                     2000              1999
                                                 -----------       ------------

REVENUES                                         $ 1,166,302       $         --

COST OF SALES                                        912,514                 --
                                                 -----------       ------------

   Gross Margin                                      253,788                 --
                                                 -----------       ------------

EXPENSES

   Discount on induced debenture conversion        1,261,630            121,390
   Bad debt expense                                   17,692             45,375
   General and administrative                        337,362            907,846
   Depreciation and amortization expense              96,948                 --
   Consulting expense                                309,288                 --
                                                 -----------       ------------

     Total Expenses                                2,022,920          1,074,611
                                                 -----------       ------------

     Loss from Operations                         (1,769,132)        (1,074,611)
                                                 -----------       ------------

OTHER INCOME (EXPENSE)

   Interest income                                    21,958             47,102
   Interest expense                                 (109,401)          (271,372)
                                                 -----------       ------------

     Total Other Income (Expense)                    (87,443)          (224,270)
                                                 -----------       ------------

NET LOSS                                          (1,856,575)        (1,298,881)
                                                 -----------       ------------

OTHER COMPREHENSIVE LOSS

   Foreign currency translation adjustment              (922)                --
                                                 -----------       ------------

     Total Other Comprehensive Loss                     (922)                --
                                                 -----------       ------------

TOTAL OTHER COMPREHENSIVE LOSS                   $(1,857,497)      $ (1,298,881)
                                                 ===========       ============

BASIC LOSS PER SHARE

   Continuing operations                         $     (0.11)      $      (0.11)
                                                 ===========       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               16,471,524         11,340,149
                                                 ===========       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                 Consolidated Statements of Stockholders' Equity

                                                 Common Stock              Additional         Other
                                         ----------------------------        Paid-in      Comprehensive     Accumulated
                                            Shares           Amount          Capital          (Loss)         (Deficit)
                                         -----------      -----------      -----------    -------------     -----------
Balance, December 31, 1998                 9,756,450      $     9,756      $ 6,343,652      $       --      $(7,289,261)

Common stock issued for cash
 and services valued at $0.80
 per share                                   200,000              200          159,800              --               --

Common stock issued for
 services at $1.19 per share                 250,000              250          296,500              --               --

Common stock issued for cash
and services at $0.10 per share            1,900,000            1,900          188,100              --               --

Discount on debentures issued
 below fair market value (Note 3)                 --               --          121,390              --               --

Net loss for the year ended
 December 31, 1999                                --               --               --              --       (1,298,881)
                                         -----------      -----------      -----------      ----------      -----------

Balance, December 31, 1999                12,106,450           12,106        7,109,442              --       (8,588,142)

Common stock issued for services
 at $0.25 per share                          450,000              450          112,050              --               --

Common stock issued for debt
 at $0.28 per share                        1,210,000            1,210          338,800              --               --

Common stock issued for cash
 at $0.20 per share                          300,000              300           59,700              --               --

Common stock issued for interest
 expense at $0.28 per share                  100,000              100           19,538              --               --

Common stock issued for cash at
 $0.50 per share                           1,680,000            1,680          838,320              --               --

Common stock issued for cash at
 $0.50 per share                             861,600              861          429,939              --               --

Common stock issued for conversion
 of convertible debentures at $0.40
 per share                                 3,802,500            3,803        1,517,197              --               --

Discount on induced conversion
  of debentures (Note 3)                          --               --        1,261,630              --               --
                                         -----------      -----------      -----------      ----------      -----------

Balance Forward                           20,510,550      $    20,510      $11,686,616      $       --      $(8,588,142)
                                         -----------      -----------      -----------      ----------      -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
           Consolidated Statements of Stockholders' Equity (Continued)

                                              Common Stock              Additional         Other
                                      ----------------------------        Paid-in      Comprehensive     Accumulated
                                         Shares           Amount          Capital          (Loss)         (Deficit)
                                      -----------      -----------      -----------    -------------     -----------
Balance Forward                         20,510,550     $     20,510     $ 11,686,616    $         --     $ (8,588,142)

Common stock issued for interest
 expense at $0.40 per share                145,310              145           57,979              --               --

Stock offering costs                            --               --         (141,500)             --               --

Currency translation adjustment                 --               --               --            (922)              --

Net loss for the year ended
 December 31, 2000                              --               --               --              --       (1,856,575)
                                      ------------     ------------     ------------    ------------     ------------

Balance, December 31, 2000              20,655,860     $     20,655     $ 11,603,095    $       (922)    $(10,444,717)
                                      ============     ============     ============    ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows

                                                                       For the Years Ended
                                                                          December 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $(1,856,575)      $(1,298,881)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Common stock issued for services                                 112,500           388,570
     Bad debt expense                                                  17,692            45,375
     Issuance and conversion of debenture at less than fair
      market value                                                  1,261,630           121,390
     Amortization expense                                              96,892                --
     Depreciation expense                                                  55                --
     Currency translation adjustment                                     (922)               --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       (16,001)               --
     Increase in interest receivable                                   (2,565)          (45,375)
     Increase (decrease) in accrued expenses                          (12,195)           42,555
     Increase (decrease) in accounts payable                           34,104                --
     Increase (decrease) in accounts payable - related party               --           337,200
                                                                  -----------       -----------

       Net Cash Used by Operating Activities                         (365,385)         (409,166)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                              (998)               --
   Payments for purchase of subsidiary                                (50,000)         (150,000)
                                                                  -----------       -----------

       Net Cash Used by Investing Activities                          (50,998)         (150,000)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from convertible debentures                                    --           220,000
   Proceeds from issuance of stock                                  1,189,300           258,180
   Payments on notes payable                                           (7,140)               --
                                                                  -----------       -----------

       Net Cash Provided by Financing Activities                  $ 1,182,160       $   478,180
                                                                  -----------       -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                  For the Years Ended
                                                                     December 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                  $  765,777      $  (80,986)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  44,566         125,552
                                                              ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  810,343      $   44,566
                                                              ==========      ==========

CASH PAID DURING THE PERIOD FOR:

   Interest                                                   $   79,371      $  121,115
   Income taxes                                               $       --      $       --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                               $1,861,010      $       --
   Common stock issued for services                           $  112,500      $  388,570
   Convertible debentures issued below fair market value      $1,261,630      $  121,390
   Common stock issued for interest expense                   $   77,762      $       --
   Notes payable issued to acquire subsidiary                 $   75,815      $       --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

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

      On January 1, 2000, Spectre acquired 100% of the issued and outstanding shares of GAG and 51% of the issued and outstanding shares of Bigoni, respectively, in a business combination (see Note 10).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Accounting Method

      The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

      b. Basic Loss Per Share - Continuing Operations

                For the Year Ended                    For the Year Ended
                 December 31, 2000                     December 31, 1999
      -------------------------------------   ----------------------------------
           Loss        Shares     Per share       Loss        Shares   Per Share
       (Numerator) (Denominator)   Amount      (Numerator) Denominator  Amount
      ------------ ------------- ----------   ------------ ----------- ---------

      $(1,856,575)    16,471,524 $   (0.11)   $(1,298,881)  11,340,149 $  (0.11)

      The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Provision for Taxes

      At December 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $10,400,000, which will expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

      The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------

      Income tax benefit at statutory rate            $ 707,778       $ 493,575
      Change in valuation allowance                    (707,778)       (493,575)
                                                      ---------       ---------

                                                      $      --       $      --
                                                      =========       =========

      Deferred tax assets (liabilities) are comprised of the following:

                                                       For the Years Ended
                                                          December 31,
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------

      Income tax benefit at statutory rate        $ 3,971,272       $ 3,263,494
      Change in valuation allowance                (3,971,272)       (3,263,494)
                                                  -----------       -----------

                                                  $        --       $        --
                                                  ===========       ===========

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

      d. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e. Reverse Stock Split

      On November 6, 1997, the Company effected a 1-for-5 stock split. All references to common stock have been reflected retroactively back to inception.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      g. Concentrations of Risk

      Cash

      The Company maintains cash in various Canadian accounts in amounts which exceed insured limits.

      Notes Receivable

      Credit losses have been provided for in the consolidated financial statements and are based on management's expectations (Note 5).

      h. Recent Accounting Pronouncements

      The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

      The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      h. Recent Accounting Pronouncements (Continued)

      The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

      l. Accounts Receivable

      Accounts receivable are recorded net of the allowance for doubtful accounts of $17,692 at December 31, 2000.

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

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      n. Fixed Assets

      Fixed assets are recorded at cost. Major additions and improvments are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives, primarily for 3 years. Property and equipment consisted of the following:

                                                                December 31,
                                                                    2000
                                                                ------------

      Office equipment                                          $        998
      Accumulated depreciation                                           (55)
                                                                ------------

                                                                $        943
                                                                ============

      Depreciation expense for the years ended December 31, 2000 and 1999 was $55 and $-0-, respectively.

      o. Long-Lived Assets

      All long-lived assets are evaluated yearly for impairment per SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Any impairment in value is recognized as an expense in the period when the impairment occurs.

      p. Foreign Currency Translation

      Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - CONVERTIBLE DEBENTURES

      On September 11, 2000, the Company issued 3,802,500 shares of common stock at $0.40 per share for the induced conversion of $1,521,000 in convertible debentures. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $1,261,630 because of the additional beneficial feature offered to the debenture holders pursuant to the accounting requirements of SFAS No. 84. The original terms of the debentures called for them to be converted at $0.50 per share. The Company induced the debenture holders to convert at $0.40 per share.

      The Company recognized interest expense of $109,401 and $271,372 for the years ended December 31, 2000 and 1999 , respectively. Of the $271,372 recognized as interest expense for December 31, 1999, $121,390 was recognized to reflect the discount on debentures issued below fair market value.

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

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - NOTE AND INTEREST RECEIVABLE

      The Company had the following notes receivable:

                                                                    December 31,
                                                                         2000
                                                                    ------------

      Note receivable from DTI Technology, Inc. (DTI) dated
       July 21, 1998, bearing interest at 9.00%, due on July
       31, 1999, secured by assets of DTI.                          $   300,000

      Note receivable from Dega Technology, Inc. (DEGA),
       dated December 9, 1998, bearing interest at prime
       plus 1% (8.75% at December 31, 1998), due on June
       30, 1999, secured by assets of Dega.                             210,000
                                                                    -----------

      Total notes receivable                                            510,000

      Less: allowance for bad debts                                    (510,000)
                                                                    -----------

                                                                    $        --
                                                                    ===========

      The Company accrued interest of $-0- and $45,375 on these notes during the year ended December 31, 2000 and the year ended December 31, 1999, respectively, accordingly, the total interest receivable due from these notes at December 31, 2000 and 1999 was $58,541 and $58,541, respectively.

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

NOTE 6 - INVESTMENT IN EQUITY SUBSIDIARY

      In 1997, the Company received a 25% interest in Spectre Holdings Limited
      (SHL), a Channel Islands company. SHL owns 100% of Spectre Cars Limited, a Channel Islands company. The Company received the interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment is accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses SHL and the inability to sell the SHL shares. Accordingly, the Company has recognized a loss from the equity subsidiary of $-0- and $120,935 for the years ended December 31, 2000 and 1999.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 7 - ACCOUNTS PAYABLE - RELATED PARTIES

      In 1999, a related party performed services which were valued at $337,200. The Company issued 1,210,000 shares of common stock on January 14, 2000 for the conversion of this amount.

NOTE 8 - BUSINESS COMBINATIONS

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

      In conjunction with the purchase of GAG on January 1, 2000, the Company also entered into a management services agreement with GBS. This agreement dictates that GBS is to manage the operations of GAG by providing personnel, office space, accounting services and other similar services so that GAG can continue to operate the business and maximize its benefits from operations. In consideration for these services, GAG agrees to reimburse GBS for all of its costs associated directly with its services provided under the agreement, as well as provide GBS with a proportioned distribution of its net cash flows. During the year ended December 31, 2000, GAG paid GBS $85,644.

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

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 8 - BUSINESS COMBINATIONS (Continued)

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

NOTE 9 - NOTES PAYABLE

      In connection with the purchase of its 51% interest in Bigoni-Stiner & Associates, Inc., the Company issued non-interest bearing notes payable with a face value of $100,000 to be paid over 5 years at $20,000 per year. The amount of the annual payment is variable. The annual payment is calculated as 1/5th of 24.5% of the gross revenues of Bigoni-Stiner. These notes payable were recorded at their present value of $75,815 using a standard discount rate of 10%. At December 31, 2000, notes payable consisted of the following:

            Total notes payable                       $      68,675
            Less: current maturities                        (18,952)
                                                      -------------

            Non-current notes payable                 $      49,723
                                                      =============

      Maturities of long-term debt are as follows:

            Year Ending
            December 31,
            ------------

              2001                                    $      18,952
              2002                                           19,585
              2003                                           19,748
              2004                                           10,390
              2005                                               --
                                                      -------------

            Total                                     $      68,675
                                                      =============

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 - COMMITMENTS

      During June 1998, The Company entered into a consulting agreement with I.S. Grant and company Ltd. The agreement would run through June 2003. The consultant is to provide on-site management and marketing services. The consulting company shall receive compensation as outlined below:

               For the
             Year Ended
            December 31,
            ------------
               2001                                   $     115,500
               2002                                         127,000
               2003                                          66,500
                                                      -------------

            Total                                     $     309,000
                                                      =============

      The agreement also calls for a monthly car allowance in the amount of $500.

NOTE 11 - SUBSEQUENT EVENTS

      During January 2001, The Company entered into a consulting agreement to help research the feasibility of using the internet for selling the Company's product. The Company payed a retainer of $25,000 and another $25,000 upon completion of the project.