Form 10QSB
period 2001-03-31
SPECTRE INDUSTRIES INC
filed 2001-06-27
CIK 1111872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

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

Overview

As noted in the Company's Report of Independent Certified Public Accountants included in the Company's Report on Form 10-KSB for the year ended December 31, 2000, the Company has experienced significant operating losses and an accumulated deficit. The Company incurred additional net losses of $ 117,607 for the three months ended March 31, 2001 and had an accumulated deficit of $10,562,324 at March 31, 2001. At March 31, 2001, the Company had current assets of 811,881 and current liabilities of 61,724.

The Company is continuing its efforts to increase its sales volume and attain a profitable level of operations. However, there is no assurance that the Company's efforts will be successful. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Results of Operations-Three Months Ending March 31, 2001

During the three months ended March 31, 2001, total revenues amounted to $289,548 versus $275,035 in the comparable prior year period. These revenues derived primarily from the company's principal operating subsidiary, Grant Automotive Group, Inc. ("GAG"), an Ontario (Canada) corporation. GAG is a manufacturers representative in the Automotive aftermarket. GAG was acquired from Grant Brothers Sales, Ltd., ("GBS") an Ontario (Canada) Corporation for a cash consideration of US $500,000, effective January 1, 2000. As part of this transaction, the Company entered into a Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years.

Pursuant to this Management Services Agreement, GBS agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of Common Stock by the Company. GBS agreed to pay GAG the first US $50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS has agreed to prepay and guarantee such amount in two installments of US $25,000 each, on March 31 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

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

The Company generated a gross margin of $92,065 for the three months ended March 31, 2001 compared with a gross margin of $46,777 for the comparable prior year period. The gross margin percentage is 32% of revenue.

For the three month period ended March 31, 2001, the Company reported $289,548 in revenues, compared with $275,035 for the comparable prior year period, primarily from commissions earned by its operating subsidiary on sales of approximately $8,500,000 of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket.

Net loss for the three month period ending March 31, 2001 was $117,607 or $.01 per share. This compares to a net loss of $230,072 or $.02 per share for the same period in the prior year.

During the three month period ending March 31, 2001, the Company incurred interest expense of $4,678 compared to interest expense of $37,921 in the prior year comparable period. Interest expense in that prior period was incurred primarily on convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminated $152,100 in recurring annual interest expense.

Liquidity and Sources of Capital

During the three months ended March 31, 2001, the Company's operating cash requirement was $103,386 attributable to a net loss of $117,607.

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

                            SPECTRE INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                            SPECTRE INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                      March 31,     December 31,
                                                        2001            2000
                                                     ----------     ------------
                                                            (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                          $  706,957      $  810,343
  Accounts receivable, net                              104,924          88,329
  Interest receivable                                        --           2,565
                                                     ----------      ----------

    Total Current Assets                                811,881         901,237
                                                     ----------      ----------

FIXED ASSETS, NET                                           817             943
                                                     ----------      ----------

OTHER ASSETS

  Goodwill, net                                         363,347         387,570
  Note and interest receivable (net)                         --              --
                                                     ----------      ----------

    Total Other Assets                                  363,347         387,570
                                                     ----------      ----------

    TOTAL ASSETS                                     $1,176,045      $1,289,750
                                                     ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    -------------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                 $     29,234    $     34,104
  Accrued expenses                                       13,538           8,860
  Notes payable                                          18,952          18,952
                                                   ------------    ------------

    Total Current Liabilities                            61,724          61,916
                                                   ------------    ------------

LONG-TERM DEBT

  Notes payable                                          49,723          49,723
                                                   ------------    ------------

    Total Long-Term Debt                                 49,723          49,723
                                                   ------------    ------------

    Total Liabilities                                   111,447         111,639
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 100,000,000
   shares authorized, 20,655,860 shares issued
   and outstanding                                       20,655          20,655
  Additional paid-in capital                         11,603,095      11,603,095
  Other comprehensive income (loss)                       3,172            (922)
  Accumulated deficit                               (10,562,324)    (10,444,717)
                                                   ------------    ------------

    Total Stockholders' Equity                        1,064,598       1,178,111
                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,176,045    $  1,289,750
                                                   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                   2001            2000
                                              -------------   -------------

REVENUES                                      $    289,548    $    275,035

COST OF SALES                                      197,483         228,258
                                              ------------    ------------

  Gross Margin                                      92,065          46,777
                                              ------------    ------------

EXPENSES

  Bad debt expense                                      --           4,427
  General and administrative                       124,348          95,278
  Depreciation and amortization expense             24,304          24,223
  Consulting expense                                64,023         115,000
                                              ------------    ------------

    Total Expenses                                 212,675         238,928
                                              ------------    ------------

    Loss from Operations                          (120,610)       (192,151)
                                              ------------    ------------

OTHER INCOME (EXPENSE)

  Interest income                                    7,681              --
  Interest expense                                  (4,678)        (37,921)
                                              ------------    ------------

    Total Other Income (Expense)                     3,003         (37,921)
                                              ------------    ------------

NET LOSS                                          (117,607)       (230,072)
                                              ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation adjustment            4,094            (223)
                                              ------------    ------------

    Total Other Comprehensive Income (Loss)          4,094            (223)
                                              ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)       $   (113,513)   $   (230,295)
                                              ============    ============

BASIC LOSS PER SHARE

  Continuing operations                       $      (0.01)   $      (0.02)
                                              ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                             20,655,860      13,845,681
                                              ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                 Consolidated Statements of Stockholders' Equity

                                            Common Stock              Additional         Other
                                      ------------   ------------      Paid-in       Comprehensive   Accumulated
                                         Shares         Amount         Capital       Income (Loss)    (Deficit)
                                      ------------   ------------   -------------   --------------  -------------
Balance, December 31, 1999              12,106,450   $     12,106   $  7,109,442    $         --    $ (8,588,142)

Common stock issued for services
 at $0.25 per share                        450,000            450        112,050              --              --

Common stock issued for debt
 at $0.28 per share                      1,210,000          1,210        338,800              --              --

Common stock issued for cash
 at $0.20 per share                        300,000            300         59,700              --              --

Common stock issued for interest
 expense at $0.28 per share                100,000            100         19,538              --              --

Common stock issued for cash at
 $0.50 per share                         1,680,000          1,680        838,320              --              --

Common stock issued for cash at
 $0.50 per share                           861,600            861        429,939              --              --

Common stock issued for conversion
 of convertible debentures at $0.40
 per share                               3,802,500          3,803      1,517,197              --              --

Discount on induced conversion
 of debentures                                  --             --      1,261,630              --              --

Common stock issued for interest
 expense at $0.40 per share                145,310            145         57,979              --              --

Stock offering costs                            --             --       (141,500)             --              --

Currency translation adjustment                 --             --             --            (922)             --

Net loss for the year ended
 December 31, 2000                              --             --             --              --      (1,856,575)
                                      ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000              20,655,860         20,655     11,603,095            (922)    (10,444,717)

Currency translation adjustment
 (unaudited)                                    --             --             --           4,094              --

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                    --             --             --              --        (117,607)
                                      ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2001
 (unaudited)                            20,655,860   $     20,655   $ 11,603,095    $      3,172    $(10,562,324)
                                      ============   ============   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2001          2000
                                                      -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $(117,607)    $(230,072)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common stock issued for services                          --       112,500
    Bad debt expense                                          --         4,411
    Amortization expense                                  24,223        24,223
    Depreciation expense                                      81            --
    Currency translation adjustment                        4,094          (223)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable           (15,722)       17,969
    Increase in interest receivable                        2,565            --
    Increase (decrease) in accrued expenses                4,679       (19,717)
    Increase (decrease) in accounts payable               (5,699)      105,933
                                                       ---------     ---------

      Net Cash Used by Operating Activities             (103,386)       15,024
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Payments for purchase of subsidiary                         --       (50,000)
                                                       ---------     ---------

      Net Cash Used by Investing Activities                   --       (50,000)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of stock                             --        60,000
                                                       ---------     ---------

      Net Cash Provided by Financing Activities               --        60,000
                                                       ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            (103,386)       25,024

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         810,343        44,566
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 706,957     $  69,590
                                                       =========     =========

CASH PAID DURING THE PERIOD FOR:

  Interest                                             $      --     $      --
  Income taxes                                         $      --     $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                         $      --     $ 340,010
  Common stock issued for services                     $      --     $ 112,500
  Common stock issued for interest expense             $      --        19,638
  Notes payable issued to acquire subsidiary           $      --     $  75,815

  The accompanying notes are an integral part of these consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                 Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.