Form 10QSB
period 2001-06-30
SPECTRE INDUSTRIES INC
filed 2001-08-20
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number  0-30573

SPECTRE INDUSTRIES INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)
#6 - 260 E. Esplanade, North Vancouver, British Columbia CANADA V7L 1A3 (Address of principal executive offices)
(604) 984-0400 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,655,860 common shares outstanding as of July 31, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Spectre Industries Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 17, 2001

/s/ Ian S. Grant
Director, President and CEO of Spectre Industries Inc.

SPECTRE INDUSTRIES INC.

INTERIM Financial Statements

June 30, 2001

(Unaudited)

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes To Financial Statements

SPECTRE INDUSTRIES INC.
Consolidated Balance Sheets
(Unaudited)

Assets
	June 30, 2001	December 31, 2000
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$599,113	$810,343
Accounts receivable, net	169,478	88,329
Interest receivable	-	2,565

Total Current Assets	768,591	901,237
FIXED ASSETS, NET	767	943
OTHER ASSETS
Goodwill, net	339,123	387,570
Note and interest receivable (net)	-	-
Total Other Assets	339,123	387,570

TOTAL ASSETS	$1,108,481	$1,289,750

Statement of Liabilities and Stockholders' Equity
	June 30, 2001	December 31, 2000
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$23,434	$34,104
Accrued expenses	73,283	8,860
Notes payable	20,001	18,952
Total Current Liabilities	116,718	61,916
LONG-TERM DEBT
Notes payable	47,033	49,723
Total Long-Term Debt	47,033	49,723
Total Liabilities	163,751	111,639

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655	20,655
Additional paid-in capital	11,603,095	11,603,095
Other comprehensive income (loss)	6,254	(922)
Accumulated deficit	(10,685,274)	(10,444,717)
Total Stockholders' Equity	944,730	1,178,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,108,481	$1,289,750

SPECTRE INDUSTRIES INC.
Consolidated Statement of Operations
(Unaudited)
	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the six months ended June 30, 2001	For the six months ended June 30, 2000

REVENUES	$321,898	$341,452	$611,446	$616,487
COST OF SALES	338,262	244,884	535,745	523,142
Gross Margin	(16,364)	96,568	75,701	93,345
EXPENSES
Bad debt expense	-		-	4,387
General and administrative	60,721	134,368	185,069	179,646
Depreciation and amortization expense	24,303	24,223	48,607	48,446
Consulting expense	28,420	25,358	92,443	140,358
Total Expenses	113,444	183,949	326,119	372,837

Loss from Operations	(129,408)	(87,381)	(250,418)	(279,492)

OTHER INCOME (EXPENSE)

Interest income	6,858	3,048	14,539	3,048
Interest expense	-	(40,725)	(4,678)	(78,646)
Total Other Income (Expense)	6,858	(37,677)	9,861	(75,598)
NET LOSS	$(122,850)	$(125,058)	$(240,557)	$(355,090)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	$2,160	$(1,530)	$6,254	$(1,753)
Total Other Comprehensive Income (Loss)	2,160	(1,530)	6,254	(1,753)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(120,790)	$(126,588)	$(234,303)	$(356,843)

BASIC LOSS PER SHARE

Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)

SPECTRE INDUSTRIES INC.
Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)
	Shares	Amount

Balance, December 31, 1999	12,106,450	$12,106	$7,109,442	$-	$(8,588,142)
Common sock issued for services at $0.25 per share	450,000	450	112,050	-	-
Common stock issued for debt at $0.28 per share	1,210,000	1,210	338,800	-	-
Common stock issued for cash at $0.20 per share	300,000	300	59,700	-	-
Common stock issued for interest expense at $0.28 per share	100,000	100	19,538	-	-
Common stock issued for cash at $0.50 per share	1,680,000	1,680	838,320	-	-
Common stock issued for cash at $0.50 per share	861,600	861	429,939	-	-
Common stock issued for conversion of convertible debentures at $0.40 per share	3,802,500	3,803	1,517,197	-	-
Discount on induced conversion of debentures	-	-	1,261,630	-	-
Common stock issued for interest expense at $0.40 per share	145,310	145	57,979	-	-
Stock offering costs	-	-	(141,500)	-	-
Currency translation adjustment	-	-	-	(922)	-
Net loss for the year ended December 31, 2000	-	-	-	-	(1,856,575)
Balance, December 31, 2000	20,655,860	20,655	11,603,095	(922)	(10,444,717)
Currency translation adjustment (unaudited)	-	-	-	7,176	-
Net loss for the six months ended June 30, 2001 (unaudited)	-	-	-	-	(240,557)
Balance, June 30, 2001 (unaudited)	20,655,860	$20,655	$11,603,095	$6,254	$(10,685,274)

SPECTRE INDUSTRIES INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,557)	$(355,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on investments	-	(3,048)
Common stock issued for services and interest	-	112,500
Bad debt expense	-	4,334
Depreciation and amortization expense	48,610	48,446
Currency translation adjustment	7,176	(1,753)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(78,364)	40,740
Increase (decrease) in accrued expenses	(3,116)	(26,797)
Increase (decrease) in accounts payable	56,663	153,019
Net Cash Provided (Used) by Operating Activities	(209,588)	(27,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of subsidiary	-	(50,000)
Purchase of investments	-	(550,000)
Net Cash Used by Investing Activities	-	(600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	832,200
Repayment of payable	(1,642)	(7,196)
Net Cash Provided by Financing Activities	(1,642)	$876,004
	For the Six Months Ended June 30,
	2001	2000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(211,230)	$248,355
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	810,343	44,566
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$599,113	$292,921
CASH PAID DURING THE PERIOD FOR:
Interest	$7,794	$58,804
Income taxes	$-	$-
SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for debt	$-	$340,010
Common stock issued for services	$-	$112,500
Common stock issued for interest expense	$-	$19,638
Notes payable issued to acquire subsidiary	$-	$75,815

SPECTRE INDUSTRIES INC.
Notes to Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The following discussion should be read in conjunction with our historical Financial Statements and Notes thereto contained in Item 1.

Going Concern

Our Financial Statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the quarter ended June 30, 2001, and for the quarter ended June 30, 2000 of $240,557 and $355,090, respectively.

Our Financial Statements included in this quarterly report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

General

Spectre Industries Inc. (the "Company") was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through two wholly owned subsidiaries was engaged in the business of developing sports cars in the United Kingdom. In June of 1997, these subsidiaries went into receivership, and on August 8, 1997, a newly formed company, Spectre Holdings Ltd., controlled by an unrelated third party, acquired all of their assets. The Company initially received a 25% interest in Spectre Holdings Ltd. Subsequently, the Company's interest was diluted down to 19.2%. T he Company has since written off its investment in Spectre Holdings Ltd.

Through its wholly owned subsidiary, Grant Automotive Group Inc., an Ontario company which was acquired on January 1, 1999, the Company is engaged in the representation of 53 manufacturers in the automotive after market industry. This part of the Company's business is operated by Grant Brothers Sales Ltd., a Canadian representative of manufacturers in the automotive after-market under a management services agreement. Under the management services agreement, Grant Brothers Sales Ltd. is entitled to a share of the net cash flow generated by the representation business.

The Company is primarily managed by Ian S. Grant under a consulting agreement dated June 1, 1998 with I.S. Grant & Company Ltd., pursuant to which I.S. Grant & Company Ltd. is required to provide the services of Mr. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director.

Results of Operations

We have included in this quarterly report financial statements for the six month period ended June 30, 2001 and 2000.

Six month period ended June 30, 2000

We incurred a net loss of $355,090 for the six month period ended June 30, 2000, resulting in a loss per share of $0.02. The loss was attributable to costs of sales of $523,142 and operating expenses of $372,837, offset partially by revenues of $616,487.

During the period from January 1, 2000 to June 30, 2000 we incurred consulting fees of $140,358, $48,446 in depreciation and amortization, and $179,646 in general and administrative expenses.

Six month period ended June 30, 2001

We incurred a net loss of $240,557 for the six month period ended June 30, 2001, resulting in a loss per share of $0.01. This loss reflects operating expenses for the period of $326,119, consisting of $92,443 in consulting fees, $48,607 in depreciation and amortization expenses, and $185,069 in general and administrative expenses.

The foregoing expenses reflect the general decrease in expenses that has resulted primarily from the decrease in consulting expenses. The consulting fees consisted primarily of fees paid to I.S. Grant and Company Ltd., a private company controlled by our President Ian S. Grant.

Balance Sheets

Total cash and cash equivalents as at June 30, 2001 and December 31, 2000 were, respectively, $599,113 and $810,343.

Total share capital as at June 30, 2001 and December 31, 2000 was, respectively, $1,108,481 and $1,289,750.

Current Capital Resources and Liquidity

Our capital resources have been limited. The income which we have generated from business operations has not been sufficient to cover our operational expenses, and as a result we have also relied on the sale of equity and debt for the cash required for our operations.

Our working capital or cash flows are not sufficient to fund ongoing operations and commitments. Our ability to settle our liabilities as they come due and to fund our commitments and ongoing operations is dependant upon our ability to generate increased revenues and obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

Factors That May Affect the Company's Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating the Company and our business before purchasing shares of common stock. Our possible business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

RISK FACTORS

"Penny Stock" Rules

Our common stock would be classified as "penny stock" under United States securities laws. These laws impose special rules on broker-dealers trading in penny stocks that are not applicable to other stocks. If broker-dealers find these requirements too burdensome and therefore are less willing to deal in penny stocks, this might limit market activity for all penny stocks, including our common stock. This could limit your ability to sell your stock in us when you want and at a satisfactory price.

The laws relating to penny stocks were changed in 1990 because of alleged abuses in the penny stock market. The new laws require broker-dealers who sell penny stocks to meet potentially burdensome requirements. For example, a broker-dealer selling a penny stock must:

- give the customer written information about the market for penny stocks including a discussion of how those stocks are traded, and the risks of the penny stock market. This information must also describe the broker-dealer's duties to the customer and let the customer know about his or her rights and remedies if the broker-dealer violates these duties; and

- give penny stock customers written monthly account statements that list their holdings and estimated market values.

If broker-dealers find these requirements too burdensome, the willingness of broker-dealers to deal in penny stocks such as ours may be limited, possibly resulting in a less active market which could lower the value of your investment in our common stock.

Limited Operating History In Providing Services to the Automotive After Market Industry

On January 1, 1999 we commenced the operation of our current business. As such, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to our ability to:

- attract and maintain a large base of manufacturers and customers;

- establish and maintain strategic alliances with manufacturers and service providers in the automotive after market industry;

- establish and maintain relationships with the above parties;

- respond effectively to competitive and technological developments;

- build an infrastructure to support our business;

- effectively develop new and maintain existing relationships with manufacturers and service providers in the automotive after market industry; and

- attract, retain and motivate qualified personnel.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so may impair our ability to capture market share and generate revenues. In addition, our operating results are dependent to a large degree upon factors outside of our control, including the general strength and viability of the automotive after market industry.

We Are Subject To Competitors With Greater Resources And Better Name Recognition

Many of our competitors are substantially larger than us and have significantly greater financial resources and marketing capabilities than we have, together with better name recognition. It is possible that new competitors may emerge and acquire significant market share in the automotive after market. Competitors with superior resources and capabilities may be better able to utilize such advantages to market their services better, faster and/or cheaper than we can.

Increased competition from future or existing competitors in the automotive after market will likely impair our ability to establish and maintain market share. If we are unsuccessful in generating and maintaining a sufficient base of manufacturers and service providers in the in the automotive after market who utilize our services, it is unlikely that we will be able to generate sufficient revenues to sustain operations.

We Lack Working Capital

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing by June of 2002, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. There can be no assurances that additional equity or other financing will be available, or available on terms acceptable to us.

Our ability to continue in business in part depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon us. Inadequate funding could impair our ability to compete in the marketplace and could result in our dissolution.

History Of Losses

(a) Lack of Revenues

We currently do not generate sufficient revenues from our business operations to cover operating expenses, and our ability to generate sufficient revenues in the future is uncertain. Our short and long-term prospects depend upon establishing and maintaining an adequate client base in the automotive after-market industry. We anticipate that a significant portion of our revenues will continue to be derived from such client base. Any adverse developments in the automotive after-market industry could have an adverse affect on our ability to generate revenues. We may be incapable of covering our ongoing operational expenses unless we obtain additional financing by way of debt, equity or other means, and commence generating significant revenues. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

(b) Difficulties In Continuing As A Going Concern

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of approximately $240,557 for the six month period ended June 30, 2001.

Dependence Upon Relationships With Key Manufacturers

Our future success depends upon our ability represent manufacturers and service providers in the automotive after market industry.

We have a limited number of relationships with manufacturers and service providers in the automotive after market., and significantly rely upon the personal contacts of our President, Ian S. Grant to maintain our existing relationships and to develop new relationships. Our success depends significantly on our ability to maintain these existing relationships with these manufacturers and service providers and to build new relationships with other automotive manufacturers and service providers. We cannot ensure that we will be able to maintain such relationships or continue to obtain agreements to represent further parties in the industry.

Further, our relationships with manufacturers and service providers in the automotive after market are nonexclusive, and many of our competitors offer, or could offer, services that are similar to or the same as the services that we offer. Such direct competition could adversely affect our business. Any inability to effectively manage our relationships with manufacturers and service providers in the automotive after market may result decreased potential for revenues, which could adversely affect our business.

Uncertain Ability To Achieve, Manage Or Sustain Growth

It may be necessary for us to grow in order to remain competitive. Our ability to grow is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new services as our customers may demand in the future and our ability to adapt our services to accommodate necessary operational changes. In addition, there can be no assurance that we will be able to achieve necessary expansion or that we will be able to manage successfully such expanded operations. Failure to manage growth effectively and efficiently could have an adverse effect on our ability to acquire sufficient market share and remain competitive.

Dependence Upon Ian S. Grant

Our key personnel is limited at present to Ian S. Grant, our President. The loss of the services of Mr. Grant and other employees, for any reason, may have a materially adverse effect on our prospects. Although we believe that the loss of any of our management or other key employees (apart from Mr. Grant) will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. In addition, competition for personnel is intense, making it difficult to find highly skilled employees with appropriate qualifications. Furthermore, we do not maintain "key man" life insurance on the lives of any of our management or other of our key employees. To the extent that the services of any key employee of ours becomes unavailable, we will be required to retain other qualified persons. However, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Volatility Of Stock Price

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many companies' stocks have recently been at historical highs and reflected price earnings ratios substantially above historical levels. There can be no assurance that such trading prices and price earnings ratios will be achieved again. These broad market and industry factors may adversely affect the market price of the common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Effect Of Shares Eligible For Public Sale

As of July 31, 2001, there were 20,655,860 common shares issued and outstanding. As of June 30, 2001, there were no shares held in escrow. Furthermore, as at July 31, 2001, 400,000 shares are issuable upon the exercise of options, and no shares are issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of July 31, 2001, directors and executive officers beneficially owned approximately 6.5% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form S10-SB/A)	(3)
(a) Articles of Incorporation	3.1
(b) Amendment to Articles of Incorporation	3.2
(c) Amendment to Articles of Incorporation	3.3
(d)	3.4
(e) Bylaws	3.5
Instruments defining the Rights of Holders (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(4)
(a) Form of 10% Convertible Debenture December 1, 2000	4.1
(b) Form of 10% Convertible Debenture due January 29, 2001	4.2
(c) Form of 10% Convertible Debenture due February 25, 2001	4.3
(d) Form of 10% Convertible Debenture due October 15, 2001	4.4
(e) Registration Rights Agreement dated January 29, 1999 between Barbara Hutter, for herself and the holders, and Spectre Industries, Inc.	4.5
(f) Form of Option agreement for Directors Posse and Schulz Von Siemens	4.6
Material Contracts (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(10)
(g) Consulting Agreement between Spectre Industries, Inc. and I.S. Grant and Company Ltd. dated June 1, 1998	10.1
(h) Asset Purchase Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 1999	10.2
(i) Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 1999	10.3
(j) Management Services Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 1999	10.4
(k) Interim Measures Agreement between Grant Brothers Sales Limited, Grant Automotive Group Inc., and Spectre Industries, Inc. dated January 1, 1999	10.5d
(l) Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 2000	10.6
(m) Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries, Inc. dated January 1, 2000	10.7
(n) Indemnification Agreement between the Spectre Industries, Inc. and Ian S. Grant dated May 1, 2000	10.8
(o) Indemnification Agreement between the Spectre Industries, Inc. and Marco Baruch dated May 1, 2000	10.9
(p) Share Purchase Agreement between Spectre Industries, Inc., Cal Stiner and Dick Bigoni	10.11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant__________________
Ian S. Grant, President and CEO/Director
Date: August 17, 2001