Form 10KSB/A
period 2000-12-31
SPECTRE INDUSTRIES INC
filed 2001-08-30
CIK 1111872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES
EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File number 0-30573

SPECTRE INDUSTRIES, INC.
(Exact Name of Small Business Issuer Specified in Its Charter)

NEVADA
(State or Other Jurisdiction of Incorporation or Organization)

98-0226032
(IRS Employer Identification No.)

260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada V7L 1A3
(Address, Including Zip Code of Principal Executive Offices)

(604) 984 0400
Telephone Number

Securities to be Registered Pursuant to Section 12(b) of the Act:
NONE

Securities to be Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subhject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $1,166,302.

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

SPECTRE INDUSTRIES, INC.
Report on Form 10-KSB
TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL


Spectre Industries, Inc. (the "Company") was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through its wholly owned subsidiaries, Spectre Supersports Ltd. and Spectre Cars UK Ltd., sought to develop sports cars in the United Kingdom. In June of 1997, these subsidiaries went into voluntary receivership, and on August 8, 1997, a newly formed company controlled by an unrelated third party, Spectre Holdings Limited ("SHL"), a Channel Islands company, acquired all of their assets. In exchange for transferring its knowledge and expertise in the automobile industry to SHL, the Company received a 25% interest in SHL. The acquisition of the 25% interest was accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses of SHL and the inability to sell the SHL shares. Accordingly, the Company recognized a loss from the equity subsidiary of $120,935 for the year ended December 31, 1998. See Footnote 1 to the Financial Statements.

Subsequent to the liquidation of its subsidiaries, as discussed above, the Company ceased its efforts to develop sports cars in the United Kingdom. It instead explored opportunities in the automotive after-market. The primary focus of this was evaluating e-commerce opportunities in that market. The Company entered into two loan transactions with Dega Technology, Inc. ("Dega") to finance the development of a database and transactional software product. On July 21, 1998, the Company loaned Dega $300,000 and an additional $210,000 on December 5, 1998 for an aggregate loan of $510,000. The Company intended to merge with Dega when the product was ready for market.

In December 1997, the Company retained the services of I.S. Grant & Company, Ltd. ("Grant & Co.") to help evaluate the market potential of the Dega software, as well as to assist in exploring additional opportunities in the automotive after-market. Dega was unable to complete the software development and subsequently went bankrupt. The proposed merger never took place. The Company was not re-paid the loans it made to Dega. See "Note 5 to the Financial Statements".

In June 1998, Mr. Ian S. Grant, President of Grant & Co., was appointed to serve as the President and a director of the Company. Mr. Grant purchased 250,000 shares of the Company's common stock pursuant to the exercise of a stock option. On December 1, 1998, Mr. Grant purchased 100,000 shares of the Company's common stock in a private transaction. He received an additional 1,000,000 shares of the Company's common stock on January 14, 2000 for services rendered. See Item 12 "Certain Relationships and Related Transactions".

Mr. Grant assisted the Company in the acquisition of its 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG"), from Grant Brothers Sales, Ltd. ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and the Company at the time. As part of a Management Services Agreement (the "Management Services Agreement") entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares. Further, Mr. Grant received an aggregate of $15,000 upon the closing of the transaction from GBS. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" and Item 12 "Certain Relationships and Related Transactions".

The Company acquired all of the shares of GAG from GBS, a Canadian manufacturers' representative of automotive parts, on January 1, 1999. GBS had previously agreed to transfer to GAG, upon closing of the sales of shares to the Company, the business conducted by its traditional automotive division and heavy-duty division, consisting of the representation of approximately 53 manufacturers of parts used in the automotive after-market industry.

Under the agreements between the Company and GBS, the Company was required to pay to GBS US$1,000,000, plus 400,000 shares of the Company's common stock (the "Common Stock") as consideration for the shares of GAG. The purchase price for the GAG shares was payable in installments. The Company paid an aggregate of $450,000 to GBS during 1999 towards the $1,000,000 agreed upon purchase price. As security for the payment in full of the purchase price, the Company granted GBS a security interest in the shares of GAG, and such shares were placed in trust with GBS' counsel. The Company and GBS also agreed that until the Company paid the purchase price for the GAG shares in full or until a mutually acceptable alternative was found, GBS would be relieved from completing the transfer of its traditional automotive and heavy duty division contracts to GAG, and GBS would be entitled to all income generated by that business. The Company did not pay the balance of the purchase price when originally agreed upon in order to complete its due diligence review of the operations to be conveyed to GAG, in order to verify the assets to be acquired, as well as to enable it sufficient time to raise the capital necessary to complete the purchase. Therefore, the Company and GBS entered into negotiations regarding a restructuring of the transaction.

Eventually, the parties agreed to rescind the transaction, effective December 29, 1999. GBS returned the aggregate payments made to it by the Company in full. Simultaneously, the GAG shares held in trust by GBS' counsel were released to GBS and the Common Stock previously issued by the Company to GBS was returned to the Company. This was the result of the Company's concern that GAG's operations would not meet its anticipated revenue and profit expectations. Accordingly, the Company completed its operational review and re-negotiated a new Share Purchase Agreement, dated January 1, 2000, pursuant to which the Company again acquired from GBS all of the shares of GAG for a cash consideration of US$500,000, effective January 1, 2000. As part of this transaction, the Company entered into the Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years. Effectively, the share price was sharply reduced because the results of the prior year operations were not as had been internally projected. The management fee was sharply increased. By restructuring the purchase price and the Management Services Agreement, the Company received an extended period of time to determine whether the results of GAG, while being managed by GBS despite no longer being owned by GBS, would be sustained before the Company would be required to commit additional funds toward the purchase. The Management Services Agreement provides GBS with a strong incentive to operate GAG efficiently and successfully. Further, it was clear that raising additional capital for the Company would be difficult until GAG had been overseen and operated by the Company for a substantial period of time.

Pursuant to theis amended Management Services Agreement, GBS has agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of Common Stock by the Company. GBS agreed to pay GAG the first US$50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS agreed to prepay and guarantee such amount in two installments of US$25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

In the event that GAG pays to GBS the Net Cash Flow Increase Payment on or prior to January 1, 2005, GAG's share of the remaining net cash flow will be increased to 95% and GBS's management fee will decrease to 5%. The Net Cash Flow Increase Payment is $423,058. See Item 12 "Certain Relationships and Related Transactions."

Through its 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG")GAG, the Company operates as a manufacturers' representative for manufacturers of products for the automotive parts after-market industry in the wholesale market within Canada. GAG acts as sales agent to wholesale distributors, such as NAPA and Uniselect. It does not sell to mass merchandisers, such as Walmart or Canadian Tire, that sell many products both related and unrelated to the automotive industry. See Item 12 "Certain Relationship and Related Transactions". GAG has expanded its representation business to include software developers who have created products directly applicable for use in this market. In general, GAG is compensated by manufacturers for its services on a commission basis.

In order to operate GAG, the Company compensates GBS with a commission pursuant to the Management Services Agreement (see Item 12 "Certain Relationship and Related Transactions"). To operate the Company's non-GAG activities, the Company has entered into an agreement with Grant & Co. whereby the services of Mr. Ian S. Grant are provided to the Company. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG, as well as the activities of its other acquisition, Bigoni-Stiner, Inc., an independent agency in Washington State in which the Company owns 51% of the outstanding common stock. Mr. Grant is paid solely by Grant & Co. for services rendered to the Company. See Item 12 "Certain Relationship and Related Transactions" and Item 10 "Executive Compensation".

The Company also intends to acquire interests in small independent representatives in the United States automotive after-market industry and has recently acquired the first such interest, Bigoni-Stinerin a small independent agency in Washington State. In general, the Company will seek to acquire a 51% ownership interest in such agency acquisitions, payable as 20% on the date of purchase, with the balance represented by a non-interest bearing promissory note, payable in equal annual installments over four years. The purchase price is expected to be one time revenues for the fiscal year or twelve month period ending immediately prior to the purchase. The purchase price will generally be subject to adjustment in the event that the revenues in any particular year differ from those of the base year on which the purchase price was calculated. The purchase of the Company's interest in Bigoni-Stiner was on those general terms. The base year revenues for Bigoni-Stiner were approximately $200,000. The Company will attempt to structure such investments so that the Company's capital investment will not be substantial and therefore would not likely require the Company to raise additional capital in order to complete such an acquisition. There is no assurance that additional opportunities will be available to the Company on similar terms and conditions.

The Company has no employees. It is primarily managed by Ian S. Grant under a Consulting Agreement with Grant & Co., dated June 1, 1998 (the "Consulting Agreement"), and relies solely on the services provided pursuant to the Consulting Agreement and, for the day-to-day operations of GAG, the Management Services Agreement with GBS, dated January 1, 2000. See "Certain Transactions with Management and Others". Pursuant to the Consulting Agreement, Grant & Co. is required to provide the services of Mr. Ian S. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. In addition, Mr. Grant is an officer, director and 20% shareholder of GBS. See Item 12 "Certain Relationships and Related Transactions". Mr. Grant receives no compensation from either the Company or GAG, except through the Consulting Agreement. Indirectly, to the extent GBS operates GAG profitably, Mr. Grant will receive an economic benefit from the Management Services Agreement by virtue of his share ownership in GBS.


The principal offices of the Company are located at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3 and its telephone number is (604) 984 0400.

BUSINESS STRATEGY


The Company's strategy is to strengthen its position as a manufacturers' representative in the Canadian automotive parts after-market. The Company intends to accomplish this by continuing to seek out existing manufacturers' representative agencies as candidates that would require minimal capital expenditure, and that it believes are ripe for development through managerial expertise provided through GAG and GBS. There is no assurance that such acquisitions, as with the Company's recent acquisition of Bigoni-Stiner, Inc., will be available on the same or similar terms, nor is there any assurance that the anticipated growth of such acquisitions will come to fruition. See Item 6 "Management's Discussion and Analysis or Plan of Operation".

The Company is also exploring representation opportunities in the e-commerce segment of the automotive after-market parts industry. The Company represented two internet-based software applications for parts procurement during calendar year 2000. However, in both cases, the manufacturers of the products were unable to meet their market penetration goals; one developer commenced reorganization in February, 2001, and the other developer has continued to operate on a smaller scale than originally anticipated. The Company intends to continue exploring e-commerce opportunities for representation. There is no assurance that e-commerce will evolve as a critical component of the automotive after-market in the foreseeable future.Since April 1, 2000, GAG has been representing Autovia Corporation, a software developer located in Sacramento, California ("Autovia"), as Autovia's exclusive sales agent in Canada for its auto parts procurement software product for sale to parts distributors.

MARKET AND INDUSTRY

The North American Automotive After-market

As reported in the Automotive Aftermarket Industry Association ("AAIA") 2001 Aftermarket Factbook, the North American automotive aftermarket is made up of business-to-business sales, including sales by manufacturers to wholesale distributors, as well as business to retail. The Company's target customers include primarily wholesale customers. In 2000, the automotive aftermarket benefited from a strong economy in the United States, a larger vehicle population and more licensed drivers. However, the decline in miles driven on all roads in 20000, the first in 20 years combined with higher gasoline prices and a slower economic forecast for the coming year is expected to contribute to slower industry growth in 2001. Sales in the automotive aftermarket (cars and light trucks) grew faster in 2000 than the year before with total sales increasing 5.8% to $168 billion. In 1999, sales in the United States heavy-duty vehicle aftermarket reached approximately $61 billion. The AAIA, U.S. Department of Commerce and Bureau of Economic Analysis, estimate sales growth to be slower in 2001 although total automotive aftermarket sales are expected to expand to $175 billion. Sales of parts, accessories and chemicals to DIY customers are forecast to be relatively flat. Sales of tires are expected to decline slightly while service repair is forecast grow at the same rate as 2000 sales. The continuing higher quality of vehicles on the road and longer replacement cycles for many vehicle parts and systems continue to impact service repair sales. In addition, higher gasoline prices and a slowing economy have contributed to a slight decrease in the number of miles driven by consumers in 2000. Sales in the heavy duty vehicle aftermarket are expected to increase to $63.6 billion in 2001.

Between 1995 and 2000, automotive aftermarket industry sales increased on average by 5.1% per year. AAIA projects aftermarket sales are projected to increase by 4% in 2001.

The automotive aftermarket is a significant sector of the United States economy. It employs 3.7 million people. This industry encompasses all products and services for light and heavy-duty vehicles after the original vehicle purchase, including replacement parts, accessories, lubricants, appearance products and service repairs, as well as the tools and equipment necessary to make the repair. The service repair market includes all parts, chemicals and accessories as well as labor required for the repair or maintenance of cars and light trucks. Also called the installed market, the service repair market accounted for over two-thirds of 2000 automotive aftermarket retail sales.

The automotive aftermarket is an increasingly complex and competitive business that is undergoing profound change. Industry consolidation over the past decade has left fewer market players, while manufacturing improvements in parts quality for new vehicles has contributed to the flattening of aftermarket sales growth.

Factors Affecting the Automotive Aftermarket

Based on its experience, the Company believes that the state of the North American economy directly impacts the automotive aftermarket. During economic expansions, consumer demand increases for durable and non-durable goods including automotive aftermarket products. In recessionary periods, however, consumers delay vehicle purchases and postpone routine maintenance for existing vehicles, which creates falling demand for aftermarket products. During the then subsequent economic recovery, demand for aftermarket products and services increases.

Consolidation is a continuing trend in the automotive aftermarket with mergers and acquisitions occurring in all channels of the industry. In 2000, a total of 63 mergers and acquisitions were reported. Although the number of deals was less than the 92 reported in 1999, the value of the deals was substantially higher than in 1999 or any other recent year. With estimated total deal value of $57 billion in 2000, manufacturers dominated automotive aftermarket consolidation, accounting for over half of all transactions and 96.5% of their reported dollar value (Source: Thomson Financial Securities Data).

Improvements in new vehicle technology and higher quality parts and components have lengthened replacement cycles and contributed to slower growth in service repair sales. According to AIA Canada, the expertise, diagnostic tools and parts necessary to repair computerized vehicles as well as closed systems used by vehicle manufacturers have led to a shortage of automotive technicians and shifted some repairs away from independent repair facilities to OEM-trained personnel at dealerships. New vehicle technology and changing population demographics such as the ageing, wealth and time constraints of the population have decreased the number of retail consumers, capable of or willing to tackle heavy repairs and contributed to a shift in light DIY repair.

The U.S. Environmental Protection Agency Clean Air requirement that cars be fitted with high-tech on-board diagnostics (OBD) systems is a concern for the aftermarket. This legislation has the potential to negatively impact the aftermarket because some OEM vehicle manufacturers are not providing aftermarket companies with the information necessary to service and repair vehicle emission systems. In addition, some OEM vehicle manufacturers are not providing compatible parts for such repairs.


The Automotive e-Commerce Market

The Company believes that the on-line services will become increasingly important for the distribution of automotive parts. While the market is currently fragmented, many of the companies in the business-to-business distribution chain are already partially linked on-line. The Company intends to explore that market's needs and potential e-commerce solutions.


The Company believes that the automotive after-market is highly compatible for on-line services. It is an existing and mature industry partially linked on-line for the distribution of automotive parts. The industry is demanding a more efficient method to distribute parts between the various segments, for example, warehouse distributor, jobber, repair shops and consumers. The Company intends to utilize its historical presence in the automotive after-market via GAG to represent and sell selected Internet-based software products applicable to the industry.

The Company intends to seek out manufacturers of on-line software solutions as well as to use its expertise in the marketplace to investigate other on-line solutions required by the industry. There is no assurance that any such on-line products that the Company may find or develop will be successful in the marketplace. The Company has represented two internet-based software products, a procurement system and an inventory liquidation system. In one case, the manufacturer withdrew its product due to bankruptcy and in the other, the manufacturer decided to change its business model to sell its product directly rather than through manufacturer's representatives.

SALES AND MARKETING

The Company has entered into a Management Services Agreement with GBS to manage the business operations of GAG. See Item 12 "Certain Relationships and Related Transactions". Pursuant to the Management Services Agreement, GBS is required to utilize its sales employees and office support staff to continue the operations of the sales representation business conducted by GAG. This includes 14 sales people and 8 office support staff.


The Company will continue its traditional sales and marketing activities, with respect to advertising, trade show presence and direct sales calls. In addition, the Company plans to market Internet related automotive after-market products.

CUSTOMERS

GAG represents approximately 53 manufacturers and sells to approximately 1,000 wholesale customers located in Canada. 15.8% of its sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom it sells products on behalf of manufacturers, none account for in excess of 10% of the sales by the Company.

COMPETITION


The Company's competitors include other representative agencies in Canada and the United States, as well as a variety of Internet based companies. The Company expects competition from companies using the Internet as a marketing and distribution tool in the automotive after-market to increase substantially in the future. Direct on-line competitors include online parts sellers and vendors of other component based products. Indirect competitors include companies who may offer component parts as an extension to their existing product lines as well as manufacturers and retail vendors of parts and accessories, including large specialty parts sellers that have significant brand awareness, sales volume and customer bases. For example, Toyota and Republic Industries have recently announced their intention to devote resources to online commerce. HyundaiUSA.com has launched an Internet website to sell auto parts online. Parts.com has begun locating a number of auto parts through an online website for dealers. Additionally, traditional "brick-and-mortar" companies like CSK Auto and Hahn Automotive have built e-commerce sites. Advance Auto parts and CSK Auto recently announced a joint venture to launch an Internet website.

RELATIONSHIPS WITH SUPPLIERS

Through GAG, the Company represents approximately 53 manufacturers and service providers in the automotive after-market. The agreements with such manufactured service providers contain customary provisions with respect to commissions, sales of competing products and termination. Typically, these agreements are terminable by either party on notice on between 30 and 180 days, in accordance with standard industry practices. The Company is not dependant on any one supplier and believes that, in the event that its relationship with any one supplier was terminated, it would be able to replace that supplier's products line rapidly without disruption to its customer base. There are no minimum purchase commitment requirements or minimum inventory level requirements with these vendors applicable to the Company.

EMPLOYEES

The Company has no direct employees. It is managed primarily by Ian S. Grant pursuant to a Consulting Agreement with Grant & Co., a management consulting business controlled by Mr. Grant. Under the Consulting Agreement, Mr. Grant is obligated to provide 80% of his business time to the business operations of the Company.

The operations of GAG, the Company's principal operating subsidiary, are conducted by GBS under the Management Services Agreement. The Management Services Agreement provides the Company with the use of GBS' sales and office support personnel, as well as GBS' space and equipment. In the event the Management Services Agreement is terminated, the Company has the right to directly hire all GBS employees who have spent in excess of 85% of their business time on GAG operations. None of these employees are represented by a labor union or subject to a collective bargaining agreement.


The Company believes that GBS' relations with its employees are good.

RISK FACTORSSPECIAL CONSIDERATIONS.

The shares of the Company are highly speculative and involve an extremely high degree of risk. Shareholders of the Company should consider the following factors in evaluating the Company and its business.

LOSSES; REPORT OF INDEPENDENT ACCOUNTANTS


The Company incurred net losses of $1,856,575 and $1,298,881 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively. For the period from inception on April 26, 1995 through December 31, 1999, the company incurred net losses of $5,182,647. At December 31, 1999, the Company had an accumulated Stockholder Equity (Deficit) of $(1,466,594). The Stockholder Equity as of December 31, 2000 was $1,178,111 as a result of activities and operations of the Company following December 31, 19992000. See "Part II - Financial Statements".

The Company's financial statements do not include any adjustments that might result from this uncertainty. See Item 6 "Management's Discussion and Analysis or Plan of Operation" and the Company's Financial Statements and the related notes.

Since January 1, 2000, the Company has generated operating revenues. During the year ending December 31, 2000, total revenues amounted to $1,166,302, versus no revenue in the comparable prior year period. The Company's principal operating subsidiary, Grant Automotive Group, Inc., is a manufacturer's representative in the Automotive after-market. The Company's revenue is primarily derived from commissions earned by Grant Auto on the sales of its principals' automotive and truck products to wholesale buyers such as Uni-Select and NAPA in Canada.


The Company generated a gross margin of $253,788 for the year ending December 31, 2000. The gross margin percentage is 21.7% of revenue.

ADDITIONAL CAPITAL REQUIREMENTS

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


The Management Services Agreement between the Company and GBS provides an option for the Company to increase its Net Cash Flow by payment of an additional $423,058. See Item 12 "Certain Relationships and Related Transactions". This option doesn't expire until 2005. At that time, the Company may not have sufficient funds to cover this expense and, therefore, substantial additional funds may be required at such time that the Company decides to exercise this option. There is no certainty that the Company will be able to raise sufficient capital in a timely manner or on reasonable terms.

In light of the Company's limited resources and the competitive environment in which it operates, any inability to obtain additional financing may force the Company to discontinue its proposed acquisition strategies. Debt financing increases expenses and must be paid regardless of operating results. Equity financing could involve dilution to the interests of the Company's then-existing stockholders.

LIMITED OPERATING HISTORY

The Company has a limited operating history in the automotive after-market parts business, and very limited experience in the e-commerce aspect of that business. However, both GBS and the continuing operations of GAG have a 50-year history in this industry.

The Company's business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development. As the Company's competitors include on-line and e-commerce businesses, as well as traditional industry competitors, many of whom have substantially greater capital and operating resources than the Company, the competitive risks are great and include risks such as customer and supplier satisfaction, expansion of supplier networks, the limitations inherent in representative agreements as to duration and termination and the Company's ability to continue to identify, attract, retain and motivate qualified personnel, directly and indirectly through GBS, which provides management for the Company's principal operating subsidiary, GAG. There can be no assurance that the Company will be able to operate successfully or profitably. The Company has experienced significant operating losses and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. See "Financial Statements".

CONFLICTS OF INTEREST MAY EXIST

The Company is operated primarily by Ian S. Grant through the Consulting Agreement with Grant & Co., a management consulting business controlled by Mr. Grant. Mr. Grant is obligated under the Consulting Agreement to provide 80% of his business time to the business operations of the Company. As a result, there may be potential conflicts of interest including, among other things, time and effort, which may result from participation by Mr. Grant in other business ventures, including without limitation, GBS. In addition, Mr. Grant is a consultant to, as well as a 20% shareholder and director of, GBS, which operates a substantial part of the Company's business. Mr. Grant receives compensation from GBS for strategic planning, marketing and sales management as well as for serving as an executive officer and director. Mr. Grant receives compensation from GBS in the amount of $5,800 per month. This agreement has been in effect for 5 years. Mr. Grant will resolve any conflicts that arise by exercising his judgment in a manner consistent with his fiduciary duties to the Company and in the best interests of the Company. See Item 10 "Executive Compensation".


FINANCIAL RESULTS MAY FLUCTUATE AND MAY BE DIFFICULT TO FORECAST

The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and operating results. These factors, many of which are beyond the control of the Company, include the Company's ability to attract and retain manufacturers and deal with its customers, its ability to control gross margins, its ability to timely process orders and maintain customer satisfaction, the availability and pricing of parts from suppliers, the amount and timing of costs relating to expansion of operations, suppliers' delays in shipments to customers as a result of computer systems failures, strikes or other problems within or without such suppliers control, delays in processing orders as a result of computer systems failures and general economic conditions. The Company's ability to increase its sales and marketing efforts to stimulate customer demand and its ability to maintain customer satisfaction and maintain satisfactory delivery schedules are important factors in its long-term prospects. A slowdown in demand, general economic conditions or other general economic factors could adversely affect the Company's operating results.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS


The Company intends to evaluate additional acquisitions of and alliances with other companies, including small independent representatives in the automotive after-market, which could complement and expand the Company's existing business. There can be no assurance that suitable acquisition or joint venture candidates can be identified or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions or expansions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies into its existing operations, to manage effectively the resulting expanded operations or to obtain increased revenue opportunities and cost reductions that are expected to occur as a result of anticipated synergies, all of which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability.

Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, unforeseen liabilities that may arise in connection with the operation of acquired businesses and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

MANUFACTURER RELATIONSHIPS ARE CRITICAL

The Company is highly dependent upon its relationships with manufacturers and service providers in the automotive after-market. Representative agreements with such manufacturers and service providers are generally terminable on between 30 and 180 days notice, in accordance with standard industry practices. While the Company believes that it can generally replace its suppliers with competitors, there is no assurance that this can be accomplished in due course or on the same or similar terms. The manufacturers and service providers that the Company represents process and ship merchandise directly to customers. The Company has limited control over shipping procedures, and shipments by these suppliers could be delayed by factors beyond the Company's control. The Company will be significantly harmed if it is unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, or if the quality of service provided by these suppliers falls below a satisfactory standard.

THE COMPANY FACES INTENSE COMPETITION IN THE INDUSTRY

The traditional automotive parts after-market is and always has been intensely competitive. The Company competes with a number of large and small companies, some of which have greater market recognition and substantially greater financial, marketing, distribution and other resources than the Company. The Company currently competes principally on the basis of performance, dependability and prices of its products and its ability to deliver finished products to its customers on a timely basis. Historically, GBS has received many industry awards in its 50 years of operations. The Company believes that GBS's reputation for delivering high-quality and dependable automotive parts will continue with GAG, as the successor operation, in GAG's marketplace. The Company believes that this provides it with a significant advantage over its competitors in the automotive after-market. The Company strives to develop and strengthen this reputation as a barrier to entry by existing or potential competitors. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, prices and performance of its suppliers' products, the quality of its customer service, its efficiency in filling customer orders, the ability of its suppliers to meet delivery schedules, and general market and economic conditions. In addition, the Company's competitors may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of parts. The Company anticipates that there will be consolidation in the industry.


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

DEPENDENCE ON GBS AND OTHER THIRD PARTIES


The Company relies on GBS to manage the day-to-day operations of GAG, as well as to assist the Company in locating additional agencies for acquisition. While the Company has certain control over GBS through the Management Services Agreement with respect to its operations of GAG, it has no control over operations of GBS that are unrelated to GAG. To the extent that GBS experiences difficulties in its unrelated operations, the operations of GAG could be adversely impacted.

In addition, the Company also relies on its suppliers to timely ship parts ordered by customers. Although the Company believes that there are a number of alternative suppliers for each of the products, the Company's operations would be adversely affected if it was unable to maintain a relationship with any of its current suppliers or if its current suppliers' operations were disrupted or terminated. The Company believes that the adverse effects of the loss of any such relationship would be neither long-standing nor material.

RELIANCE ON KEY PERSONNEL

The Company's future performance depends substantially on the continued service of its President and Chief Executive Officer, Ian S. Grant, and John D. Grant, President of GBS. John D. Grant, age 43, has been a key employee of GBS for over 20 years and is the GBS employee responsible for the Management Services Agreement, including the sales activities and search activities for potential acquisitions. The Company's success will depend upon its ability to attract, retain and motivate qualified personnel. The loss of the services of Ian S. Grant and/or John D. Grant Mr. Grant or any one or more of GBS' or such agents' senior management and key employees could have a material adverse effect on the Company. The Company has no key person life insurance on the life of Ian S.Mr. Grant. GBS has key person life insurance on the life of John D. Grant. To the best of the Company's knowledge, GBS has no key person life insurance for its senior employees or other key personnel and the Company does not anticipate that any independent agency acquired by the Company has or will have key person life insurance for its senior management.


FUTURE SALES OF COMMON STOCK MAY ADVERSELY AFFECT MARKET PRICE

As of December 31, 2000, the Company had 20,655,860 shares of its Common Stock issued and outstanding, held by approximately 113 holders of record. Of the 20,655,860 shares of the Company's Common Stock outstanding, 7,936,373 shares are free trading and 12,719,487 shares are restricted as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Securities Act and Rule 144 promulgated thereunder place certain prohibitions on the sale of such restricted securities.

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

VOLATILITY OF STOCK PRICE

The markets for equity securities have been volatile and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general trends, changes in the supply and demand for the Company's shares and other factors.

BROKER-DEALER SALES OF THE COMPANY'S COMMON STOCK

The common shares of the Company are "penny stocks" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Exchange Act and the penny stock rules and regulations promulgated thereunder generally impose additional sales practice and disclosure requirements upon broker-dealers who sell the Company's Common Stock to persons other than "accredited investors" (generally, defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 ($300,000 jointly with a spouse)) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons and deliver certain disclosures required by the Securities and Exchange Commission.

Consequently, the penny stock rules may affect the willingness of broker-dealers to make a market in or trade the common shares of the Company and thus may also affect the ability of shareholders of the Company's Common Stock to resell those shares in the public markets.

LACK OF DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply earnings to the expansion and development of its business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report under "Item 1 - Description of Business" and "Item 2 - "Management's Discussion and Analysis or Plan of Operation" regarding the Company's estimates, present view of future circumstances or events and statements containing words such as "estimates", "anticipates", "intends" and "expects" or words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's ability to meet future working capital requirements and future cash requirements. It is acknowledged that the safe harbor provisions of the Litigation Reform Act do not apply to the Company.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, among other things, delays in expansion, need for additional financing, general economic and business conditions, competition, the loss of any significant customers, changes in business strategy or development plans, quality and availability of personnel and other factors referenced in this Annual Report. A more detailed description of these and other factors are discussed elsewhere under this Item 1 "Description of Business".

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 1,000 square feet of office space at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3. The rent is approximately $570 per month. The Company does not own or otherwise lease any real property. GAG operates in the space leased by GBS located at 1860 Gage Court, Mississauga, Ontario, Canada, L5S 1A1. There is no charge to GAG for rent of such space other than the management fees GBS receives pursuant to its Management Services Agreement with GAG. See Item 12 "Certain Relationships and Related Transactions".

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party and the Company has no knowledge of any actions, suits, orders, investigations or claims pending or threatened against or affecting it. The Company, however, did participate in filing an involuntary Chapter 7 bankruptcy petition against Dega d/b/a DTI Technology, Inc. ("DTI"), on November 30, 1999, in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Dega owed $510,000 to the Company under two promissory notes. The first promissory note, dated July 21, 1998, was from DTI in the amount of $300,000 and was unsecured. The second promissory note, dated December 9, 1998, was from Dega in the amount of $210,000 and was secured by the assets of Dega. The petition was granted by the Bankruptcy Court on January 7, 2000. The trustee in bankruptcy is marshalling the assets of Dega and it is unclear what value, if any, the assets of Dega will have. The promissory notes were made in contemplation of a merger between the Company and Dega, which was abandoned on May 7, 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the past year.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the National Quotation Bureau Pink Sheets under the symbol STNDE. The following table set forth below presents the range, on a quarterly basis, of the high and low closing prices per share of the Company's Common Stock as reported for the last two fiscal years and for the subsequent interim period ended March 31, 2000. The information is obtained from the database of FinancialWeb.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
1999:
First Quarter	1.562	.875
Second Quarter	1.031	.281
Third Quarter	.750	.200
Fourth Quarter	.480	.093
2000:
First Quarter	.875	.250
Second Quarter	1.250	.520
Third Quarter	1.625	.500
Fourth Quarter	.480	.093
2001:
First Quarter	1.480	1.250

As of December 31, 2000, there were 20,655,860 shares of Common Stock outstanding held by approximately 113 holders of record.

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through two wholly owned subsidiaries was engaged in the business of developing sports cars in the United Kingdom. In June of 1997, these subsidiaries went into receivership, and on August 8, 1997, a newly formed company, Spectre Holdings, controlled by an unrelated third party, acquired all of their assets. The Company initially received a 25% interest in Spectre Holdings. Subsequently, the Company's interest was diluted to 19.2%. The Company has since written off its investment in Spectre Holdings.


Through its wholly owned subsidiary, GAG, the Company is engaged in the representation of approximately 53 manufacturers. Manufacturer representation at any given time is subject to minor variations as a result of the Company terminating unprofitable product lines or other product lines being discontinued by a manufacturer, or manufacturers being consolidated. This part of the Company's business is operated by GBS, a leading Canadian representative of manufacturers' in the automotive after-market under the Management Services Agreement. Under the Management Services Agreement, GBS is entitled to a share of the net cash flow generated by the representation business. See Item 12 "Certain Relationships and Related Transactions".

The Company is primarily managed by Ian S. Grant under a Consulting Agreement with Grant & Co., pursuant to which Grant & Co. is required to provide the services of Mr. Ian S. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. See Item 10 "Executive Compensation".


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

The Stockholder Equity as of December 31, 2000 was $1,178,111 as a result of activities and operations of the Company following December 31, 19992000. At December 31, 1999, the Company had Stockholder Equity (Deficit) of $(1,466,594).

Under the terms of the new Management Services Agreement with GBS, GAG is entitled to the first $50,000 in net cash flow generated by GAG's agency business in the automotive after-market in Canada operated by GBS for each of the calendar years 2000 and 2001.

During the next 12 months, the Company expects to devote its resources to increase GAG's sales volume and profitability. In addition, the Company will continue its efforts to locate potential candidates for acquisition in the automotive after-market parts business in the United States and Canada. It is expected that such acquisitions will be of interest in agencies like Bigoni-Stiner, which are small in size (both as to revenues and, in the short term, potential profitability) and which will not require substantial capital expenditures either to purchase an interest for the Company or for developing the acquired company's business operations. As a consequence, it is expected that such acquisitions will not have a material impact on the Company's revenues and/or profitability until they have been developed through the Company's participation in such an acquired company's management. There is no assurance that the Company's efforts will be successful or that the Company has or will be able to acquire the necessary management resources to effect its business plan.

There are many events and factors in connection with the development of the Company's business operations over which the Company has little or no control, including without limitation marketing difficulties, lack of market acceptance of new products we and/or companies which we represent may develop, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

As of December 31, 1999, the Company had convertible debentures outstanding in the aggregate principal amount of $1,521,000. Effective September 1, 2000, the holders of all of these convertible debentures have converted them to equity. For more detail on these activities, see Part II, Item 4 "Recent Sales of Unregistered Securities".

Absent future capital contributions, the Company believes that it has sufficient cash reserves to fund its operations through December 31, 2002.


Year 2000 Readiness Disclosure Statements. The Company has neither experienced any significant problems as a result of the change of the calendar on January 1, 2000, nor incurred any significant expenditures to make its computer systems year 2000 compliant.


RESULTS OF OPERATIONS

For the year ended December 31, 2000, the Company reported $1,166,302 in revenues, primarily from commissions earned by its operating subsidiary on sales of its principals' automotive and heavy-duty parts products in the North American automotive after-market. The Company had no operating revenues in the prior year. Long-term liabilities were eliminated as a result of the conversion of the convertible debentures effective September 1, 2000.

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

Net loss for the year ending December 31, 2000 excluding $1,487,847 of non-cash expenses was $368,728. This compares to a net loss of $743,546 for the same period in the prior year, excluding $555,335 of non-cash expenses. The non-cash expenses are listed below:

	For the Years Ended December 31
	2000	1999

Common Stock issued for services	112,500	388,570
Bad debt expense	17,692	45,375
Issuance and conversion of debentures at less than fair market value	1,261,630	121,390
Amortization expense	96,892	0
Depreciation expense	55	0
Currency translation adjustment	(922)	0
Total non-cash expenses	1,487,847	55,335


In addition, the Company had to recognize losses in connection with its failed merger plans with Dega and Dega's failure to repay loans made to it by the Company in connection with the merger. In 1998, the Company loaned $510,000 to Dega, of which $210,000 was secured by the assets of Dega. As a result of Dega's bankruptcy filing on November 30, 1999, which was granted on January 7, 2000, the Company's ability to recover its loans is in doubt. The trustee in bankruptcy is in the process of collecting and evaluating Dega's assets for liquidation purposes. To the Company's knowledge, it is the sole secured creditor of Dega. However, the management of the Company deems it unlikely that the Company will receive a material sum in settlement of its secured claim or that it will recover any portion of its unsecured debt. See Part II, Item 2 "Legal Proceedings".

During the fiscal year ending December 31, 2000, the Company incurred interest expense of $109,401 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into shares of the Company's Common Stock. This will eliminate $152,1000 in recurring annual interest expense.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name	Position Held	Age	Director Since
Ian S. Grant	President, Chief Executive Officer and Director	48	1999
Fredrik Posse	Director and Secretary	43	2000
Peter Schulz von Siemens	Director	45	2000

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


Fredrik Posse has been a director of the Company since July 31, 2000. Mr. Posse is self-employed business consultant is an international management consultant with clients located in North America and Europe. He has assisted companies with capital formation and advice on business operations in as well as between both continents. He holds an MBA from the Stockholm School of Economics.

Peter Schulz von Siemens has been a director of the Company since October 16, 2000. He owns and manages several companies under his name in Zurich, Switzerland and Munich, Germany, providing asset management and financial advisory services for high net worth individuals and institutional investors. Prior to founding the Schulz von Siemens Group in 1993, he was managing partner of Feuchtwanger & Partner, Munich and Vice President of Bank Sarasin & Cie., Zurich. Mr. Schulz von Siemens currently serves as President and CEO of AVIS Financial Holding Ltd., AVIS Currency Exchange (N.Y.) Inc. and AVIS Capital Partners Inc., located in New York, New York, and is also a director of Onion Communications Ltd., Milan, Italy.


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

At the present time, no director or executive officer of the Company is or has been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Section 16(a) Beneficial Ownership Reporting Compliance.


Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.


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

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Ian S. Grant President, Chief Executive Officer and Director(3)	2000 1999	$105,000(1) $ 95,000(2)	- -	- -	- -	- $296,750(4)	- -	- -
Fredrik Posse	2000	-	-	-	200,000(5)	-	-	-
Peter Schulz von Siemens	2000	-	-	-	200,000(6)	-	-	-


(1) The salary figure set forth in the table represents the payment by the Company to Grant & Co., pursuant to the Company's contract with Grant & Co. Mr. Grant also received a car allowance in the amount of $6,000 in 2000. See "Item 12. Certain Relationships And Related Transactions".

(2) The salary figure set forth in the table represents the payment by the Company to Grant & Co., pursuant to the Company's contract with Grant & Co. that commenced in July 1999, as well as fees earned from a prior consulting contract in effect earlier in 1999. Mr. Grant also received a car allowance in the amount of $3,000 in 1999. See Item 12. "Certain Relationships And Related Transactions".

(3) Mr. Grant was appointed President and Chief Executive Officer in June of 1998. He was elected to the Board of Directors on January 1, 1999.

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

(5) Mr. Posse was elected to the Board of Directors on July 31, 2000. Mr. Posse received an option to purchase 200,000 shares of the Company's common stock exercisable through and including December 31, 20021.

(6) Mr. Schulz von Siemens was elected to the Board of Directors on October 16, 2000. Mr. Schulz received an option to purchase 200,000 shares of the Company's common stock exercisable through and including December 31, 20021.


Except as disclosed in footnote (5) and (6) above, the Company currently does not have a stock option plan or a long-term incentive plan.

DIRECTORS' COMPENSATION


On January 14, 2000, the Company issued 1,000,000 shares of restricted Common Stock to Ian S. Grant valued at $281,000 as a bonus in recognition of his services to the Company. The Company does not compensate its directors for their attendance at board meetings. All directors, however, are reimbursed for their expenses in connection with attending board and committee meetings.

BOARD COMMITTEES

The Board of Directors currently consists of threefour members. The board has no compensation committee. The Board of Directors currently makes all compensation decisions.


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

Name and Address of Beneficial Owner, Directors and Executive Officers	Share Beneficially Owned(1)
	Number	Percent

Ian S. Grant 260 East Esplanade Unit 6 North Vancouver, British Columbia Canada V7L 1A3	1,700,000(2)(3)	8.22%
Fredrik Posse Kalmgatan 26 12145 Stockholm, Sweden	60,000	0.29%
Peter Schulz von Siemens(4) Fadail 28 7078 Lenzerheide, Switzerland	0	0
All Directors and Officers as a Group	1,760,000(2)	8.51%

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

(2) Mr. Grant is the beneficial owner of 20% of the common shares of GBS, which holds an aggregate of 450,000 shares of the Company's Common Stock. The shares referenced above include 45090,000 shares attributable to Mr. Grant indirectly through his ownership interest in GBS. Mr. Grant disclaims any beneficial ownership in the remaining shares of the Company owned by GBS except indirectly to the extent of his 20% interest in GBS. The remaining shares of GBS are held by relatives of Ian S. Grant (John D. Grant and Kenneth Grant). 450,000 shares represents 2.22% of the issued and outstanding shares.

(3) On January 14, 2000, the Company awarded as a bonus 1,000,000 shares to Mr. Grant in recognition of his services to the Company. These shares are included in the aggregate holding of 1,700340,000 shares held directly and indirectly by Mr. Grant.

(4) Messrs. Posse and Schultz Von Siemens were each awarded 200,000 options with the exercise price of $.40 per share. These options are currently exercisable and remain exercisable through December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company entered into a Consulting Agreement with Grant & Co. dated June 1, 1998, pursuant to which Grant & Co. is required to provide the Company with the services of Mr. Ian S. Grant. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. Under the Consulting Agreement, which expires June 30, 2003, Grant & Co. is to provide the services of its President, Ian S. Grant, to the Company to manage and direct the Company's business for 80% of his business time. The base compensation to be paid to Grant & Co. will be as follows:

Year Ended	Base Compensation
June 30, 2000	$100,000
June 30, 2001	$110,000
June 30, 2002	$121,000

In addition, Grant & Co. receives a monthly car allowance in the amount of $500.

Neither Mr. Grant nor Grant & Co., its officers, directors or employees, is permitted to compete with the Company or own an interest in or manage, control or otherwise participate in any enterprise in the automotive after-market business during the term of the Consulting Agreement and for a one-year period following the expiration of the Consulting Agreement, with the exception of any interest in GBS.


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


THE RELATIONSHIP BETWEEN THE COMPANY, GRANT & CO. AND GBS

The Consulting Agreement states that the services of Mr. Ian S. Grant will be made available to the Company throughout the term of the Consulting Agreement. Those services include responsibility for all activities of the Company, including all general corporate matters, overall supervision of GAG and Bigoni-Stiner and other initiatives the Company may undertake in the future. The Management Agreement with GBS provides that GBS will run the day-to-day operations of GAG.

Mr. Grant does not receive any compensation as President of the Company except for the monies paid to Grant & Co. by the Company pursuant to the Consulting Agreement. Mr. Grant's interest in the monies paid by GAG to GBS is indirect, through his minority stock interest in GBS. Those monies are paid to GBS for its management of GAG.

Mr. Grant receives no direct compensation from the monies paid by GAG to GBS. Mr. Grant does receive compensation from GBS in connection with services he performs, through Grant & Co., for operations of GBS unrelated to GAG. His obligations to GBS include strategic planning, services as a member of the Board of Directors, and supervision of British Columbia retail sales and retail service divisions.

GBS has no interest in Grant & Co. or in the Company except for the 450,000 shares it received in connection with its Management Services Agreement concerning GAG.


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

Date: August 24, 2001

SPECTRE INDUSTRIES, INC.

By: /s/ Ian S. Grant
Ian S. Grant
President, Chief Executive
Officer and Director

By: /s/ Fredrik Posse
Fredrik Posse, Director

By: /s/ Peter Schulz von Siemens
Peter Schulz von Siemens, Director

SPECTRE INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

C O N T E N T S

Independent Auditors' Report - 3

Consolidated Balance sheet - 4

Consolidated Statements of Operations - 6

Consolidated Statements of Stockholders' Equity - 7

Consolidated Statements of Cash Flows - 9

Notes to the Consolidated Financial Statements - 11

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectre Industries, Inc. as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 14, 2001

SPECTRE INDUSTRIES, INC.
Consolidated Balance Sheet

ASSETS
December 31, 2000

CURRENT ASSETS

Cash and cash equivalents	$810,343
Accounts receivable, net (Note 2)	88,329
Interest receivable	2,565

Total Current Assets	901,237

FIXED ASSETS, NET (Note 2)	943

OTHER ASSETS

Goodwill, net (Note 8)	387,570
Note and interest receivable (net) (Note 5)	-

Total Other Assets	387,570

TOTAL ASSETS	$1,289,750

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31, 2000

CURRENT LIABILITIES

Accounts payable	$34,104
Accrued expenses	8,860
Notes payable (Note 9)	18,952

Total Current Liabilities	61,916

LONG-TERM DEBT

Notes payable (Note 9)	49,723

Total Long-Term Debt	49,723

Total Liabilities	111,639

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655
Additional paid-in capital	11,603,095
Other comprehensive (loss)	(922)
Accumulated deficit	(10,444,717)

Total Stockholders' Equity	1,178,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,289,750

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Operations
	For the Years Ended December 31
	2000	1999

REVENUES	$1,166,302	$-

COST OF SALES	912,514	-

Gross Margin	253,788	-

EXPENSES

Discount on induced debenture conversion	1,261,630	121,390
Bad debt expense	17,692	45,375
General and administrative	337,362	907,846
Depreciation and amortization expense	96,948	-
Consulting expense	309,288	-

Total Expenses	2,022,920	1,074,611

Loss from Operations	(1,769,132)	(1,074,611)

OTHER INCOME (EXPENSE)

Interest income	21,958	47,102
Interest expense	(109,401)	(271,372)

Total Other Income (Expense)	(87,443)	(224,270)

NET LOSS	(1,856,575)	(1,298,881)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	(922)	-

Total Other Comprehensive Loss	(922)	-

TOTAL OTHER COMPREHENSIVE LOSS	$(1,857,497)	$(1,298,881)

BASIC LOSS PER SHARE

Continuing operations	$(0.11)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,471,524	11,340,149

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)
	Shares	Amount

Balance, December 31, 1998	9,756,450	$9,756	$6,343,652	$-	$(7,289,261)

Common stock issued for cash and services valued at $0.80 per share	200,000	200	159,800	-	-

Common stock issued for services at $1.19 per share	250,000	250	296,500	-	-

Common stock issued for cash and services at $0.10 per share	1,900,000	1,900	188,100	-	-

Discount on debentures issued below fair market value (Note 3)	-	-	121,390	-	-

Net loss for the year ended December 31, 1999	-	-	-	-	(1,298,881)

Balance, December 31, 1999	12,106,450	12,106	7,109,442	-	(8,588,142)

Common sock issued for services at $0.25 per share	450,000	450	112,050	-	-

Common stock issued for debt at $0.28 per share	1,210,000	1,210	338,800	-	-

Common stock issued for cash at $0.20 per share	300,000	300	59,700	-	-

Common stock issued for interest expense at $0.28 per share	100,000	100	19,538	-	-

Common stock issued for cash at $0.50 per share	1,680,000	1,680	838,320	-	-

Common stock issued for cash at $0.50 per share	861,600	861	429,939	-	-

Common stock issued for conversion of convertible debentures at $0.40 per share	3,802,500	3,803	1,517,197	-	-

Discount on induced conversion of debentures	-	-	1,261,630	-	-

Balance Forward	20,510,550	$20,510	$11,686,616	$-	$(8,588,142)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity (Continued)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)
	Shares	Amount

Balance Forward	20,510,550	$20,510	$11,686,616	$-	$(8,588,142)

Common stock issued for interest expense at $0.40 per share	145,310	145	57,979	-	-

Stock offering costs	-	-	(141,500)	-	-

Currency translation adjustment	-	-	-	(922)	-

Net loss for the year ended December 31, 2000	-	-	-	-	(1,856,575)

Balance, December 31, 2000	20,655,860	$20,655	$11,603,095	$(922)	$(10,444,717)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,856,575)	$(1,298,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	112,500	388,570
Bad debt expense	17,692	45,375
Issuance and conversion of debenture at less than fair market value	1,261,630	121,390
Amortization expense	96,892	-
Depreciation expense	55	-
Currency translation adjustment	(922)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,001)	-
Increase in interest receivable	(2,565)	(45,375)
Increase (decrease) in accrued expenses	(12,195)	42,555
Increase (decrease) in accounts payable	34,104	-
Increase (decrease) in accounts payable - related party	-	337,200

Net Cash Used by Operating Activities	(365,385)	(409,166)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(998)	-
Payments for purchase of subsidiary	(50,000)	(150,000)

Net Cash Used by Investing Activities	(50,998)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debentures	-	220,000
Proceeds from issuance of stock	1,189,300	258,180
Payments on notes payable	(7,140)	-

Net Cash Provided by Financing Activities	$1,182,160	$478,180

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31
	2000	1999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$765,777	$(80,986)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,566	125,552

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$810,343	$44,566

CASH PAID DURING THE PERIOD FOR:

Interest	$79,371	$121,115
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for debt	$1,861,010	$-
Common stock issued for services	$112,500	$388,570
Convertible debentures issued below fair market value	$1,261,630	$121,390
Common stock issued for interest expense	$77,762	$-
Notes payable issued to acquire subsidiary	$75,815	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

b. Basic Loss Per Share - Continuing Operations

For the Year Ended
December 31, 2000			December 31, 1999
Loss (Numerator)	Shares (Denominator)	Per share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

$(1,856,575)	16,471,524	$(0.11)	$(1,298,881)	11,340,149	$(0.11)

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

SPECTRE INDUSTRIES, INC.
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes

At December 31, 2000, the Company has an operating loss carryforward available to offset future taxable income of approximately $10,400,000 which will expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
	For the Years Ended December 31
	2000	1999

Income tax benefit at statutory rate	$707,778	$493,575
Change in valuation allowance	(707,778)	(493,575)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:
	For the Years Ended December 31
	2000	1999

Income tax benefit at statutory rate	$3,971,272	$3,263,494
Change in valuation allowance	(3,971,272)	(3,263,494)

	$-	$-

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
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Recent Accounting Pronouncements (Continued)

The Company had adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

n. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives, primarily for 3 years. Property and equipment consisted of the following:

December 31, 2000

Office equipment	$998
Accumulated depreciation	(55)

$943

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

The Company recognized interest expense of $109,401 and $271,372 for the years ended December 31, 2000 and 1999, respectively. Of the $271,372 recognized as interest expense for December 31, 1999, $121,390 was recognized to reflect the discount on debentures issued below fair market value.

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

On January 14, 2000, the Company issued 300,000 shares of common stock, at $0.20 per share for cash consideration of $60,000.

On January 14, 2000, the Company issued 1,210,000 shares of common stock at $0.28 per share in conversion of $340,010 of debt to related parties.

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

SPECTRE INDUSTRIES, INC.
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 5 - NOTE AND INTEREST RECEIVABLE

The Company had the following notes receivable:

December 31, 2000

Note receivable from DTI Technology, Inc. (DTI) dated July 21, 1998, bearing interest at 9.00%, due on July 31, 1999, secured by assets of DTI.	$300,000

Note receivable from Dega Technology, Inc. (DEGA), dated December 9, 1998, bearing interest at prime plus 1% (875% at December 31, 1998), due on June 30, 1999, secured by assets of Dega.	210,000

Total notes receivable	510,000

Less: allowance for bad debts	(510,000)

$ -

The Company accrued interest of $-0- and $45,375 on these notes during the year ended December 31, 2000 and the year ended December 31, 1999, respectively, accordingly the total interest receivable due from these notes at December 31, 2000 and 1999 was $58,541 and $58,541, respectively.

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

SPECTRE INDUSTRIES, INC.
Notes to the Consolidated Financial Statements
December 31, 2000 and 1999

NOTE 7 - ACCOUNTS PAYABLE - RELATED PARTIES

In 1999, related parties performed services which were valued at $337,200. The Company issued 1,210,000 shares of common stock on January 14, 2000 for the conversion of this amount.

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

In conjunction with the purchase of GAG on January 1, 2000, the Company also entered into a management services agreement with GBS. This agreement dictates that GBS is to manage the operations of GAG by providing personnel, office space, accounting services and other similar services so that GAG can continue to operate the business and maximize its benefits from operations . In consideration for these services, GAG agrees to reimburse GBS for all of its costs associated directly with its services provided under the agreement, as well as provide GBS with a proportioned distribution of its net cash flows. During the year ended December 31, 2000, GAG paid GBS $85,644.

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

Proforma financial information as if the acquisition had occurred on January 1, 1999 is as follows:

Revenue	$71,277
Net loss	$(1,315,968)
Loss per share	$(0.12)

NOTE 9 - NOTES PAYABLE

In connection with the purchase of its 51% interest in Bigoni-Stiner & Associates, Inc., the Company issued non-interest bearing notes payable with a face value of $100,000 to be paid over 5 years at $20,000 per year. The amount of the annual payment is variable. The annual payment is calculated at 1/5th of 24.5% of the gross revenues of Bigoni-Stiner. These notes payable were recorded at their present value of $75,815 using a standard discount rate of 10%. At December 31, 2000, notes payable consisted of the following:

Total notes payable	$68,675
Less: current maturities	(18,952)

Non-current notes payable	$49,723

Maturities of long-term debt are as follows:

Year Ending December 31,
2001	$18,952
2002	19,585
2003	19,748
2004	10,390
2005	-

Total	$68,675

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

Year Ended December 31,
2001	$115,500
2002	127,000
2003	66,500

Total	$309,000

The agreement also calls for a monthly car allowance in the amount of $500.

NOTE 11 - SUBSEQUENT EVENTS

During January 2001, the Company entered into a consulting agreement to help research the feasibility of using the internet for selling the Company's product. The Company paid a retainer of $25,000 and another $25,000 upon completion of the project.