Form 10QSB/A
period 2001-06-30
SPECTRE INDUSTRIES INC
filed 2001-10-04
CIK 1111872

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

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form S10-SB/A)	(3)
(a) Articles of Incorporation	3.1
(b) Amendment to Articles of Incorporation	3.2
(c) Amendment to Articles of Incorporation	3.3
(d)	3.4
(e) Bylaws	3.5
Instruments defining the Rights of Holders (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(4)
(a) Form of 10% Convertible Debenture December 1, 2000	4.1
(b) Form of 10% Convertible Debenture due January 29, 2001	4.2
(c) Form of 10% Convertible Debenture due February 25, 2001	4.3
(d) Form of 10% Convertible Debenture due October 15, 2001	4.4
(e) Registration Rights Agreement dated January 29, 1999 between Barbara Hutter, for herself and the holders, and Spectre Industries, Inc.	4.5
(f) Form of Option agreement for Directors Posse and Schulz Von Siemens	4.6
Material Contracts (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(10)
(g) Consulting Agreement between Spectre Industries, Inc. and I.S. Grant and Company Ltd. dated June 1, 1998	10.1
(h) Asset Purchase Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 2000	10.2
(i) Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 2000	10.3
(j) Management Services Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 2000	10.4
(k) Interim Measures Agreement between Grant Brothers Sales Limited, Grant Automotive Group Inc., and Spectre Industries, Inc. dated January 1, 2000	10.5d
(l) Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 2000	10.6
(m) Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries, Inc. dated January 1, 2000	10.7
(n) Indemnification Agreement between the Spectre Industries, Inc. and Ian S. Grant dated May 1, 2000	10.8
(o) Indemnification Agreement between the Spectre Industries, Inc. and Marco Baruch dated May 1, 2000	10.9
(p) Share Purchase Agreement between Spectre Industries, Inc., Cal Stiner and Dick Bigoni	10.11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant__________________
Ian S. Grant, President and CEO/Director
Date: August 17, 2001