Form 10KSB/A
SPECTRE INDUSTRIES INC
filed 2001-11-06
CIK 1111872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-SB/A-4

GENERAL FORM FOR REGISTRATION OF SECURITIES OF SMALL BUSINESS
ISSUERS UNDER SECTION 12(b) OR 12(g) OF THE SECURITIES EXCHANGE ACT
OF 1934

SPECTRE INDUSTRIES, INC.

(Exact Name of Small Business Issuer Specified in Its Charter)

NEVADA 98-0226032
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

COMMON STOCK, $.001 PAR VALUE

(Title of Class)

SPECTRE INDUSTRIES, INC.

 FORM 10-SB/A-4

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

Spectre Industries, Inc. ("the Company") was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through its wholly owned subsidiaries, Spectre Supersports Ltd. and Spectre Cars UK Ltd., sought to develop sports cars in the United Kingdom. In June of 1997, these subsidiaries went into voluntary receivership, and on August 8, 1997, a newly formed company controlled by an unrelated third party, Spectre Holdings Limited ("SHL"),a Channel Islands company, acquired all of their assets, which, at that time, comprised of all of the Company's assets. The Company received a 25% interest in SHL which was of nominal value. Subsequently, due to further share issuances by SHL from private placements conducted in 1997, the Company's interest in SHL was diluted to 19.2%. The Company received that interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment was accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses of SHL and the inability to sell the SHL shares. Accordingly, the Company recognized a loss from the equity subsidiary of $120,935 for the year ended December 31, 1998. See Footnote 1 to the Financial Statements.

Subsequent to the liquidation of its subsidiaries, discussed above, the Company ceased its efforts to develop sports cars in the United Kingdom. It instead explored opportunities in the automotive aftermarket. The primary focus of this was evaluating e-commerce opportunities in that market. In December 1997, the Company retained the services of I.S. Grant & Company, Ltd. ("Grant & Co.") to help evaluate the market potential of the Dega software as well as to assist in exploring additional opportunities in the automotive aftermarket. The Company entered into a series of loan transactions with Dega Technology, Inc., ("Dega") to finance the development of a database and transactional software product. On July 21, 1998, the Company loaned Dega $300,000. The Company loaned an additional $210,000 on December 5, 1998 for an aggregate loan of $510,000. The Company intended to merge with Dega when the product was ready for market. Dega was unable to complete the software development and subsequently went bankrupt. The proposed merger never took place. The Company was not re-paid the loans it made to Dega. See "Note 5 to the Financial Statements."

In June 1998, Mr. Ian S. Grant, president of Grant & Co., was appointed to serve as the president and Chief Executive Officer of the Company. On January 7, 1999, Mr. Grant was appointed as a director of the Company. In December of 1997, Mr. Grant was granted a stock option to purchase 250,000 shares of the Company's common stock at a price of $0.25 per share. The stock option was granted to Mr. Grant as consideration and incentive for his consulting services and his service as the president and CEO of the Company. On February 23, 1999, Mr. Grant purchased 250,000 shares of the Company's common stock pursuant to the exercise of the stock option. On December 1, 1998, Mr. Grant purchased 100,000 shares of the Company's common stock in a private transaction, which shares were sold prior to March 31, 2000. Mr. Grant received an additional 1,000,000 shares of the Company's common stock on June 14, 2000 for services rendered,  with an aggregate value of $281,000 . See "Certain Transactions with Management and Others" and "Recent Sales of Securities."

Mr. Grant assisted the Company in the acquisition of its 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG") incorporated on December 16, 1998, from Grant Brothers Sales, Ltd ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and the Company at the time. As part of the Management Services Agreement entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares, with an aggregate value of $112,500. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares. Further, Mr. Grant received an aggregate of $15,000 from GBS upon the closing of the transaction. See "Security Ownership of Certain Beneficial Owners and Management", "Certain Transactions with Management and Others."

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

Under the agreements between the Company and GBS, the Company was required to pay to GBS US $1,000,000, plus 400,000 shares of the Company's Common Stock (the "Common Stock") as consideration for the shares of GAG. The purchase price for the GAG shares was payable in instalments. The Company paid an aggregate of $450,000 to GBS during 1999 towards the $1,000,000 agreed upon purchase price. As security for the payment in full of the purchase price, the Company granted GBS a security interest in the shares of GAG, and such shares were placed in trust with GBS' counsel. The Company and GBS also agreed that, until the Company paid the purchase price for the GAG shares in full or a mutually acceptable alternative was found, GBS would be relieved from completing the transfer of its traditional automotive and heavy duty division contracts to GAG, and GBS would be entitled to all income generated by that business. The Company did not pay the balance of the purchase price when originally agreed upon in order to complete its due diligence review of the operations to be conveyed to GAG in order to verify the assets to be acquired as well as to enable it sufficient time to raise the capital necessary to complete the purchase. Therefore, the Company and GBS entered into negotiations regarding a restructuring of the transaction.

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

Pursuant to the new Management Services Agreement, GBS has agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of Common Stock by the Company. GBS agreed to pay GAG the first US $50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS has agreed to prepay and guarantee such amount in two instalments of US $25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

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

In order to operate GAG, the Company compensates GBS a commission pursuant to a management agreement described below as well as in Item 7 "Certain Relationship and Related Transactions." To operate the Company's non-GAG activities, the Company has entered into an agreement with Grant & Co. whereby the services of Mr. Ian S. Grant are provided to the Company. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG as well as the activities of its other acquisition, Bigoni-Stiner, Inc. an independent agency in Washington State in which the Company owns 51% of the outstanding common stock.  The Company compensates Mr. Grant indirectly through its direct compensation of Grant & Co. pursuant to the terms of a consulting agreement between the Company and Grant & Co]. See Item 7 "Certain Relationship and Related Transactions" and Item 6 "Executive Compensation."

The Company also intends to acquire interests in small independent representatives in the United States automotive after-market industry and has recently acquired the first such interest, Bigoni-Stiner, referenced above. In general, the Company will seek to acquire a 51% ownership interest in such agency acquisitions payable in 20% on the date of purchase with the balance represented by a non-interest bearing promissory note payable in equal annual instalments over the following next 4 years. The purchase price will be generally be subject to adjustment in the event that the revenues in any particular year differ from those of the base year on which the purchase price was calculated. The purchase price is expected to be one times revenues for the fiscal year or twelve month period ending immediately prior to the purchase. The purchase price will be generally be subject to adjustment in the event that the revenues in any particular year differ from those of the base year on which the purchase price was calculated. The purchase of the Company's interest in Bigoni-Stiner was on those general terms. The base year revenues for Bigoni-Stiner were approximately $200,000. The Company will attempt to structure such investments so that the Company's capital investment will not be substantial and therefore would not likely require the Company to raise additional capital in order to complete such an acquisition. There is no assurance that additional opportunities will be available to the Company on similar terms and conditions.

The Company has no employees. It is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998 (the "Consulting Agreement") and relies solely on the services provided by that agreement and, for the day-to-day operations of GAG, the Management Services Agreement with GBS, dated January 1, 2000. See "Certain Transactions with Management and Others." Pursuant to the Consulting Agreement, ~~{I. S.}~~ Grant & Co. is required to provide the services of Mr. Ian S. Grant to manage and direct the Company's business for five years. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. In addition, Mr. Grant is an officer, director and 20% shareholder of GBS. See Part I, Item 7 "Certain Relationships and Related Transactions." Mr. Grant is compensated for the services that he renders to the Company pursuant to the terms of the Consulting Agreement with Grant & Co.. Indirectly, to the extent GBS operates GAG profitably, Mr. Grant will receive an economic benefit from the GBS management agreement by virtue of his share ownership in GBS.

The principal offices of the Company are located at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3 and its telephone number is (604) 984 0400.

BUSINESS STRATEGY.

The Company's strategy is to strengthen its position as a manufacturers' representative in the Canadian automotive parts after-market. The Company intends to accomplish this by continuing to seek out existing manufacturers' representative agencies as candidates which would require minimal capital expenditure that it believes are ripe for development through managerial expertise provided through GAG and GBS. There is no assurance that such acquisitions, as with the Company's recent acquisition of Bigoni-Stiner, Inc. ("Bigoni-Stiner"), will be available on the same or similar terms, nor is there any assurance that the anticipated growth of such acquisitions will come to fruition. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation."

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

Further to its efforts in the e-commerce sector, the Company has entered into a consulting agreement with Shane Gorman, dated February 1, 2001. Under the terms of the Agreement Mr. Gorman is paid $3,500 per month and is to assist the Company in conducting a feasibility study for the establishment of a viable e-commerce business opportunity for the company.

MARKET AND INDUSTRY.

The North American Automotive After-market

As reported in the Automotive Aftermarket Industry Association ("AAIA") 2001 Aftermarket Factbook, the North American automotive aftermarket is made up of business-to-business sales, including sales by manufacturers to wholesale distributors, as well as business to retail. The Company's target customers include primarily wholesale customers. In 2000, the automotive aftermarket benefited from a strong economy in the United States, a larger vehicle population and more licensed drivers. However, the decline in miles driven on all roads in 2001, the first in 20 years combined with higher gasoline prices and a slower economic forecast for the coming year is expected to contribute to slower industry growth in 2001. Sales in the automotive aftermarket (cars and light trucks) grew faster in 2000 than the year before with total sales increasing 5.8% to $168 billion. In 2000, sales in the United States heavy-duty vehicle aftermarket reached approximately $61 billion. The AAIA, U.S. Department of Commerce and Bureau of Economic Analysis, estimate sales growth to be slower in 2001 although total automotive aftermarket sales are expected to expand to $175 billion. Sales of parts, accessories and chemicals to DIY customers are forecast to be relatively flat. Sales of tires are expected to decline slightly while service repair is forecast to grow at the same rate as 2000 sales. The continuing higher quality of vehicles on the road and longer replacement cycles for many vehicle parts and systems continue to impact service repair sales. In addition, higher gasoline prices and a slowing economy have contributed to a slight decrease in the number of miles driven by consumers in 2000. Sales in the heavy duty vehicle aftermarket are expected to increase to $63.6 billion in 2001.

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

CUSTOMERS.

GAG represents approximately 53 manufacturers and sells to approximately 1,000 wholesale customers located in Canada. Concerning the manufacturers that GAG represents, 15.8% of GAG's sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom it sells products on behalf of manufacturers, none account for in excess of 10% of the purchases from the Company.

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

 HISTORY OF LOSSES

As noted in the Report of the Company's Independent Certified Public Accountants, the Company has experienced significant operating losses as well as a substantial accumulated deficit. As a result, the Company's Independent Certified Public Accountants expressed substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $1,856,575 and $1,298,881 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively. For the period from inception on April 26, 1995 through December 31, 1999, the company incurred net losses of $5,182,647. At December 31, 1999, the Company had an accumulated Stockholder Equity (Deficit) of $(1,466,594). The Stockholder Equity as of December 31, 2000 was $1,178,111 as a result of activities and operations of the Company following December 31, 1999. See "Part II - Financial Statements."   See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation" and the Company's Financial Statements and the related notes.

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

POTENTIAL LIABILITY FOR THE ISSUANCE OF UNREGISTERED SECURITIES

On January 7, 1998 the Company issued 4,444,444 shares of its common stock for $.001 per share for an aggregate purchase price of $4,444. These shares were issued to 10 individuals. These shares were not issued pursuant to a registered offering. The Company's books and records do not include the necessary documentation to determine whether or not the offering was made pursuant to an exemption from registration was available. The Company is unable to determine whether such documentation did exist at the time of the sale of those shares. Based upon the limited documentation that the Company has obtained from previous management, the Company believes that the shares were issued pursuant to the exemption contained in Rule 504 of Regulation D promulgated under the Securities Act. However, the Company cannot determine whether or not it violated any securities laws in connection with the sale of those shares. Should any of the purchasers request to rescind their purchase of those shares, the Company would be obligated to repay them their capital contribution. The Company does not believe that this is a material liability due to the limited aggregate purchase price of the shares. Should the Securities and Exchange Commission or any state securities commission evaluate these transactions, the Company may be found to have failed to comply with the registration requirements of the applicable securities laws and regulations.

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

CONTINUED DEPENDENCE ON MANUFACTURERS

The Company's business depends upon the adequate supply of automotive aftermarket products at competitive prices and on reasonable terms for sale by wholesalers and retailers. Of the approximately 53 manufacturers represented, the Company's representation of one manufacturer  the Kimberley-Clark Corporation , accounted for approximately 15% of the Company's total revenues in 2000. The Company expects to continue to rely on these manufacturers for a substantial portion of the Company's revenues. The Company has not entered into any long-term contracts with such manufacturers.

Although the Company has not experienced significant problems with the manufacturers that it represents in the past, there can be no assurance that such relationships will continue or that, in the event of a termination of the Company's relationships with such manufacturers, that the Company would be able to obtain alternative manufacturers.

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

DEPENDENCE ON GBS AND OTHER THIRD PARTIES.

The Company relies on GBS to manage the day-to-day operations of GAG, as well as to assist the Company in locating additional agencies for acquisition. GBS was incorporated in November of 1945 pursuant to the federal laws of Canada. GBS has been in the automotive industry since its inception and its operations are located in Mississauga, Ontario, Canada where it employs 20 persons in its automotive division. GBS has not been involved in any bankruptcy, receivership or similar proceedings since its inception.  GBS generated revenues of $1,876,693 and $2,392,871 for the years ended December 31, 2000 and 1999 respectively, with net earnings of $336,853 and $135,996 for those years. GBS does not carry any material long term debt. GBS outstanding liabilities consist of accounts payable incurred in the ordinary course of business. While the Company has certain control over GBS through the Management Services Agreement with respect to its operations of GAG, it has no control over operations of GBS that are unrelated to GAG. To the extent that GBS experiences difficulties in its unrelated operations, such difficulties could have an adverse impact on the operations of GAG.

In addition, the Company also relies on the manufacturers that it represents to timely ship parts that customers order. Although the Company believes that there are a number of alternative manufacturers for each of the product lines manufactured, the Company's operations would be adversely affected if it lost its relationship with any of its currently represented manufacturers or if its currently represented manufacturer's operations were disrupted or terminated. The Company believes that the adverse effects of the loss of any such relationship would be neither long-standing nor material.

RELIANCE ON KEY PERSONNEL.

The Company's future performance depends substantially on the continued service of its President and Chief Executive Officer, Ian S. Grant, and John D. Grant, President of Grant Brothers Sales. Ltd. John D. Grant, age 43, has been a key employee of GBS for over 20 years and is the GBS employee responsible for the GAG management services agreement, including the sales activities and search activities for potential acquisitions. The Company's success will depend upon its ability to attract, retain and motivate qualified personnel. The loss of the services of Ian S. Grant and/or John D. Grant could have a material adverse effect on the Company. The Company has no key person life insurance on the life of Ian S. Grant. GBS has key person life insurance on the life of John D. Grant and Ian S. Grant. To the best of the Company's knowledge, GBS has no key person life insurance for its other senior employees and key personnel and the Company does not anticipate that any independent agency acquired by the Company has or will have key person life insurance for its senior management.

FUTURE SALES OF COMMON STOCK MAY ADVERSELY AFFECT MARKET PRICE.

As of December 31, 2000, the Company had 20,655,860 shares of its Common Stock issued and outstanding that are held by approximately 113 holders of record. Of the 20,655,860 shares of the Company's Common Stock outstanding, 7,936,373 shares are free trading and 12,719,486 shares are restricted as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Securities Act and Rule 144 promulgated thereunder place certain prohibitions on the sale of such restricted securities.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, among others, delays in expansion; need for additional financing; general economic and business conditions; competition; the loss of any significant customers; changes in business strategy or development plans; quality and availability of personnel; and other factors referenced in this Report. A more detailed description of these and other factors are discussed elsewhere under this Part I, Item 1 "Description of Business - Risk Factors."

REPORTS TO SECURITY HOLDERS

The Company intends to file all required reports with the Securities and Exchange Commission in a timely fashion, including an annual report with audited financial statements. The public may read and copy and material filed with the Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800 SEC-0330.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, the Company's name was changed to Spectre Motor Cars, Inc. The Company changed its name to Spectre Industries, Inc. on November 6, 1997, and through two wholly owned subsidiaries was engaged in the business of developing sports cars in the United Kingdom. In June of 1997, these subsidiaries went into receivership, and on August 8, 1997, a newly formed company, SHL, controlled by an unrelated third party, acquired all of their assets. The Company initially received a 25% interest in SHL. Subsequently, the Company's interest was diluted down to 19.2%. The Company has since written off its investment in SHL.

Through its wholly owned subsidiary, GAG, the Company is engaged in the representation of approximately 53 manufacturers. This part of the Company's business is operated by GBS, a Canadian representative of manufacturers' in the automotive after-market under a Management Services Agreement. Under the Management Services Agreement, GBS is entitled to a share of the net cash flow generated by the representation business. See Part I, Item 7 "Certain Relationships and Related Transactions."

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

As noted in the Company's Report of Independent Certified Public Accountants, the Company incurred net losses of $1,856,575 or $.11 per share for the year ending December 31, 2000. This compares to a net loss of $1,298,881 or $.11 per share for the same period in the prior year. The Company incurred additional net losses of $117,607 for the three months ended March 31, 2001. For additional information on the Company's results for the three months ended March 31, 2001, see the Company's Report on Form 10-QSB for that period.

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

RESULTS OF OPERATIONS.

For the year ended December 31, 2000, the Company reported $1,166,302 in revenues, primarily from commissions earned by its operating subsidiary on sales of its principals' automotive and heavy-duty parts products in the North American automotive aftermarket. The Company had no operating revenues in the prior year. During the three months ended March 31, 2001, total revenues amounted to $289,548 versus $275,035 in the comparable prior year period. For additional information on the Company's results for the three months ended March 31, 2001, see the Company's Report on Form 10-QSB for that period.

Long-term liabilities were eliminated as a result of the conversion of the convertible debentures effective September 1, 2000.

Net loss for the year ending December 31, 2000 was $1,856,575 or $.11 per share. This compares to a net loss of $1,298,881 or $.11 per share for the same period in the prior year. The Company's net loss increased $558,616 or 43% for the year ended December 31, 2000 compared to the same period ended December 31, 1999. Net loss for the three month period ending March 31, 2001 was $117,607. This compares to a net loss of $230,072 for the same period in the prior year.

Net loss for the year ending December 31, 2000 excluding $1,487,847 of non-cash expenses was $368,728. This compares to a net loss of $743,546 for the same period in the prior year, excluding $555,335 of non-cash expenses. The non-cash expenses are listed below:

	For the Years Ended December 31
	2000	1999
Common Stock issued for services	112,500	388,570
Bad debt Expense	17,692	45,375
Issuance and conversion of debentures at less than fair market value	1,261,630	121,390
Amortization expense	96,892	-0-
Depreciation expense	55	-0-
Currency translation adjustment	(922)	-0-
Total non-cash expenses	1,487,847	555,335

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

During the fiscal year ending December 31, 2000, the company incurred interest expense of $109,401 pursuant to convertible debentures in the aggregate principal amount of $1,521,100. Effective September 1, 2000, the Company converted all of its convertible debentures into common stock of the Company's shares. This will eliminate  $152,100  in recurring annual interest expense.

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

ITEM 3. DESCRIPTION OF PROPERTY.

The Company leases 1,000 square feet of office space at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3. The rent is approximately $570 per month. The Company does not own or otherwise lease any real property. GAG operates in the space leased by GBS located at 1860 Gage Court, Mississauga, Ontario, L5S 1S1. There is no charge to GAG for rent of such space other than the management fees GBS receives pursuant to its Management Services Agreement with GAG. See Part I, Item 7 "Certain Relationships and Related Transactions."

ITEM 4.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each other person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent
Directors and Executive Officers
Ian S. Grant 260 East Esplanade Unit 6 North Vancouver, British Columbia Canada V7L 1A3	1,700,000 (2)(3)	8.22%
Fredrik Posse (4) Kalmgatan 26 12145 Stockholm, Sweden	260,000	1.26%
Peter Schulz von Siemens (4) Fadail 28 7078 Lenzerheide, Switzerland	200,000	0.97%
All Directors and Officers as a Group	2,160,000 (2)	10.45%

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

(3) On January 14, 2000, the Company awarded as a bonus 1,000,000 shares to Mr. Grant in recognition of his services to the Company [, valued at $281,000]. These shares are included in the aggregate holding of 1,700,000 shares held directly and indirectly by Mr. Grant.

(4) Includes 200,000 stock options granted to each of Messrs. Posse and Schultz Von Siemens were each awarded 200,000 options with the exercise price of $.40 per share. These options are currently exercisable and remain exercisable through December 31, 2002.

ITEM 5.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS.

The directors and executive officers of the Company are as follows:

Name	Position Held	Age	Director Since
Ian S. Grant	President, Chief Executive Officer and Director	48	1999
Fredrik Posse	Director, Secretary	43	2000
Peter Schulz von Siemens	Director	45	2000

Ian S. Grant has been President and Chief Executive Officer of the Company since June of 1998, and a director of the Company since January 1, 1999. Mr. Grant was first retained by the Company as a consultant in December of 1997. Mr. Grant also is a director of GBS. He is also the President of Grant & Co., which provides management services to the Company under a Consulting Agreement dated June 1, 1998. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products. In addition, Mr. Grant held several positions in management and marketing with Labatt Brewing Company where he was the Director of Marketing and was employed from 1983 to 1989 and Colgate-Palmolive where he was brand manager from 1976 to 1978.

Fredrik Posse has been a director of the Company since July 31, 2000. For the past 11 years Mr. Posse has been an international management consultant with clients located in North America and Europe. He holds an MBA from the Stockholm School of Economics. He assists such companies with capital formation and advice on business operations in as well as between both continents.

Peter Schulz von Siemens has been a director of the Company since October 16, 2000. He owns and manages Schulz von Siemens & Partner AG. in Zurich, Switzerland and Munich, Germany, providing asset management and financial advisory services for high net worth individuals and institutional investors. Prior to founding the Schulz von Siemens Group in 1993, he was managing partner of Feuchtwanger & Partner, Munich and Vice President of Bank Sarasin & Cie., Zurich. Mr. Schulz von Siemens currently serves as President and CEO of AVIS Financial Holding Ltd., AVIS Currency Exchange (N.Y.) Inc. and AVIS Capital Partners Inc., located in New York, New York, as well as a director of Onion Communications Ltd., Milan, Italy.

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

Key Employee of GBS

John D. Grant, age 43, began working for Grant Brothers Sales in 1981. In 1994 he became the Chief Operating Officer. He continues to serve GBS as its Chief Operating Officer as well as a director. Mr. Grant receives no compensation from the Company or GAG.

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

ITEM 6. EXECUTIVE COMPENSATION.

The following table sets forth all compensation for the fiscal years ended December 31, 2000 and 1999 earned by the Company's Chief Executive Officer and Directors for services rendered to the Company. The Company has no other executive officers.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards	LTIP Payouts	All Other Compen- sation
Ian S. Grant President & Chief Executive Officer, Director(3)	2000 1999	$105,000(1) $95,000	Nil Nil	$6,000(2) $6,000(2)	Nil Nil	$281,000(4) $295,750(4)	Nil Nil	Nil Nil
Fredrik Posse	2000	Nil	Nil	Nil	200,000(5)	Nil	Nil	Nil
Peter Schulz von Siemens	2000	Nil	Nil	Nil	200,000(6)	Nil	Nil	Nil

(1) The salary figure set forth in the table represents the payment by the Company to Grant & Co., pursuant to the Company's contract with Grant & Co. Mr. Grant also received a car allowance in the amount of $6,000 in 2000. See "Item 12. Certain Relationships And Related Transactions"

(2) The salary figure set forth in the table represents the payment by the Company to Grant & Co., pursuant to the Company's contract with Grant & Co. that commenced in July of 1999 as well as fees earned from a prior consulting contract in effect earlier in 1999. Mr. Grant also received a car allowance in the amount of $6,000 in 1999 and 2000. See "Item 12. Certain Relationships And Related Transactions"

(3) Mr. Grant was appointed President and Chief Executive Officer in June of 1998. He was elected to the Board of Directors on January 7, 1999

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

DIRECTORS' COMPENSATION.

On January 14, 2000, the Company issued 1,000,000 shares of restricted Common Stock to Ian S. Grant valued at $281,000 as a bonus in recognition of his services to the Company. The Company does not compensate its directors for their attendance at board meetings. All directors, however, are reimbursed for their expenses in attending board and committee meetings. As noted above, Messrs. Posse and Schulz von Siemens received options to purchase shares of the Company's common stock in connection with their service as directors.

BOARD COMMITTEES.

The board of directors currently consists of three members. The board has no compensation committee. The board of directors currently makes all compensation decisions.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS.

Ian Grant began providing consulting services to the Company in December of 1997. The Company entered into the Consulting Agreement with I. S. Grant & Co. dated June 1, 1998, pursuant to which Grant & Co. is required to provide the Company with the services of Mr. Ian S. Grant. Mr. Grant is the President and Chief Executive Officer of the Company, as well as a director. Under the Consulting Agreement, which expires June 30, 2003, Grant & Co. is to provide the services of its President, Ian S. Grant, to the Company to manage and direct the Company's business for 80% of his business time. The base compensation to be paid to I. S. Grant & Co. for the year ending June 30, 2000 will be $100,000; for the year ending June 30, 2001 will be $110,000; for the year ending June 30, 2002 will be $121,000; and for the year ending June 30, 2003 will be $133,000. In addition, Grant & Co. receives a monthly car allowance in the amount of $500.

Neither Mr. Grant nor Grant & Co., its officers, directors or employees, are permitted to compete with the Company or own an interest in or manage, control or otherwise participate in any enterprise in the automotive after-market business during the term of the Consulting Agreement and for a one-year period following the expiration of the Consulting Agreement, with the exception of any interest in GBS.

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

THE RELATIONSHIP BETWEEN THE COMPANY, GRANT & CO. AND GBS

The Company's consulting agreement with Grant & Co. states that the services of Mr. Ian S. Grant will be made available to Spectre throughout the term of that agreement. Those services include responsibility for all activities of Spectre, including all general corporate matters, overall supervision of GAG as well as Bigoni-Stiner, e-commerce and other initiatives the Company may undertake in the future. The Management Agreement with GBS provides that GBS will run the day-to-day operations of GAG.

Mr. Grant does not receive any compensation as president of Spectre except for the monies paid to Grant & Co. by Spectre through the Consulting Agreement. Mr. Grant's interest in the monies paid by GAG to GBS is indirect, through his minority stock interest in GBS. Those monies are paid to GBS for its management of GAG.

Mr. Grant receives no direct compensation from the monies paid by GAG to GBS. Mr. Grant does receive compensation from GBS in connection with services he performs, through Grant & Co., for operations of GBS unrelated to GAG. His obligations to GBS include strategic planning, service as a member of the Board of Directors, and supervision of sales efforts for GBS's British Columbia retail sales and retail service divisions.

GBS has no interest in Grant & Co.. GBS's interest in the Company is limited to the 450,000 shares it received in connection with its Management Agreement concerning GAG.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 1999, the Company acquired all of the shares of GAG from GBS, a Canadian manufacturers' representative of automotive parts. GAG was incorporated on December 16, 1998 as a wholly owned subsidiary of GBS for the purpose of holding its contractual representation rights for the heavy duty and industrial sale pursuant to GBS agency agreements. These representation rights had been developed by GBS on an ongoing basis since its inception. Ian S. Grant, the Company's President, Chief Executive Officer, and director, also owns 20% of the issued and outstanding stock of GBS. GBS previously agreed to transfer to GAG the business conducted by its traditional automotive division and heavy-duty division. GAG represents approximately 53 manufacturers of products used in the automotive after-market industry. In conjunction with the purchase of GAG, GBS agreed to continue to operate the business conducted by GAG under the terms of a Management Services Agreement between the Company and GBS. Pursuant to the Management Services Agreement, GAG was entitled each year to the first US $100,000 of net cash flow in excess of GBS's direct expenses incurred in managing GAG, and GBS was entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow of the business would be distributed 95% to GAG and 5% to GBS.

The Share Purchase Agreement between the Company and GBS required the Company to pay to GBS an aggregate consideration for the shares of GAG of US $1,000,000 in instalments, plus 400,000 shares of the Company's Common Stock. As security for the payment in full of the purchase price the Company granted GBS a security interest in the shares of GAG, and such shares were placed in trust with GBS' counsel. The Company and GBS also agreed that, until the Company paid the purchase price for the GAG shares in full or a mutually acceptable alternative was found, GBS would be relieved from completing the transfer of its traditional automotive and heavy duty division manufacturers' representation agreements to GAG, and GBS would be entitled to all income from such representation agreements. The Company did not pay the balance of the purchase price when originally agreed upon in order to complete its due diligence to verify the assets to be acquired as well as to enable it sufficient time to raise the capital necessary to complete the purchase. Therefore, the Company and GBS entered into negotiations regarding a restructuring of the transaction.

Eventually, the parties agreed to rescind the 1999 transaction, effective December 29, 1999. Simultaneously, the GAG shares held in trust by GBS' counsel were released to GBS and the Common Stock previously issued by the Company to GBS was returned to the Company. Accordingly, the Company's due diligence was completed and the Company and GBS then entered into a new Share Purchase Agreement, dated January 1, 2000, pursuant to which the Company again acquired from GBS all of the shares of GAG for a cash consideration of US $500,000, effective January 1, 2000. As part of the restructured GAG acquisition, the Company entered into a new Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years, in exchange for a share of the net cash flow generated thereby. In addition, GBS is required to seek out new opportunities to complement the business operated by GAG, including the introduction to GAG of potential acquisition opportunities. GAG is entitled to terminate the Management Services Agreement if GBS does not make at least two such introductions by January 1, 2001. GBS did introduce two potential acquisitions prior to January 1, 2001. One was Bigoni-Stiner, in which the Company did purchase an interest. The second one was evaluated by the Company and not pursued. GBS has introduced the Company to additional agency acquisition opportunities. The Company is in the preliminary evaluation stage regarding these opportunities.

Pursuant to the Management Services Agreement, GAG is entitled each year to the first US $50,000 of net cash flow in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS has agreed to prepay such amount in two instalments of $25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next US $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS. In the event that GAG pays to GBS the "Net Cash Flow Increase Payment" on or prior to January 1, 2005, GAG's share of the remaining net cash flow will be increased to 95%. The "Net Cash Flow Increase Payment" is $423, 058, which is the amount equal to US $500,000 minus the dollar amount by which GAG's sales for the fiscal year ended December 31, 1999 failed to reach $1,000,000.

If the Company becomes bankrupt or insolvent or seeks to effect a transfer of its assets outside of the ordinary course of business, GBS is entitled to repurchase all of GAG's assets in connection with the business previously transferred to it by GBS for US $500,000. Management of the Company is of the view that the terms of the Share Purchase Agreement with GBS do not conflict with any applicable bankruptcy rules. GBS in effect holds a security interest over the assets of GAG that were acquired by the Company. In addition, if the Company fails to exercise its option to increase its net cash flow by failing to make the "Net Cash Flow Increase Payment" on or before January 1, 2005, GBS will then be entitled to acquire, during the first quarter of 2005, all of GAG's assets in connection with the business previously transferred to it by GBS for the same price, if notice of the exercise of this option has been given to the Company prior to December 31, 2004.

As an additional incentive to GBS to manage GAG on a long term basis, the Company issued an aggregate of 450,000 restricted shares of fully paid and non-assessable Common Stock of the Company to GBS, free from all encumbrances.

In the event of a termination of the Management Services Agreement prior to December 31, 2005, for reasons other than a bankruptcy of the Company, GBS will be required to pay to the Company an amount equal to the value of such 450,000 shares of Common Stock.

GBS and GAG share certain representation contracts with manufacturers. GBS represents such manufacturers for purposes of sales to mass merchandisers and retail chains while GAG represents such manufacturers for purposes of sales to wholesale distributors.

The Company entered into a Consulting Agreement with Grant & Co., dated June 1, 1998, pursuant to which Grant & Co. is required to provide the Company with the services of Mr. Ian S. Grant to manage and direct the business of the Company for a term of five years. Mr. Grant is the President of Grant & Co., and is also the President, Chief Executive Officer and director of the Company. As compensation for its services, Grant & Co. will receive an aggregate of $100,000 for the year ending June 30, 2000; $110,000 for the year ending June 30, 2001; 121,000 for the year ending June 30, 2002; and 133,000 for the year ending June 30, 2003. The Company has no other employment or other compensation agreement with its other officers or directors.

On January 14, 2000, the Company issued 1,000,000 shares of restricted Common Stock to Ian S. Grant valued at $281,000 as a bonus in recognition of his service to the Company. The Company does not compensate its directors for their attendance at board meetings. All directors, however, are reimbursed for their expenses in attending board and committee meetings.

Messrs. Posse and Schultz von Siemens each received the right to purchase an aggregate of 200,000 shares of the Company's common stock through December 31, 2002, which options are exercisable at $0.40 per share.

ITEM 8. DESCRIPTION OF SECURITIES.

GENERAL.

The Company's authorized capital stock currently consists of 100,000,000 shares of Common Stock, par value $.001 per share. On November 6, 1997, the Company effected a reverse stock split on a 1-for-5 basis. As of December 31, 2000, there were 20,655,860 shares of Common Stock issued and outstanding. The outstanding shares of Common Stock are fully paid and non-assessable.

COMMON STOCK.

The holders of shares of Common Stock are entitled to one vote for each share on all matters submitted to a vote of stockholders of the Company and do not have cumulative voting rights. Accordingly, the holders of a majority of the stock entitled to vote in any election of directors may elect all of the directors standing for election. A majority of the issued and outstanding Common Stock constitutes a quorum at any meeting of stockholders and the vote by the holders of a majority of the outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger or an amendment to the Articles of Incorporation. The holders of Common Stock are entitled to receive dividends if, as and when, declared by the Board of Directors out of funds legally available. Upon the liquidation, dissolution, or winding up of the Company, the holders of Common Stock will be entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of all debts and other liabilities. The holders of Common Stock have no pre-emptive, subscription, redemption, or conversion rights.

OUTSTANDING RIGHTS TO PURCHASE SHARES

The Company presently has options outstanding to purchase an aggregate of 400,000 shares of its common stock at $.40 per share. These options were issued to Messrs. Posse and Schultz von Siemens, directors of the Company. No other options or other share purchase rights are outstanding. There are no remaining convertible debentures outstanding.

REGISTRATION RIGHTS.

The Company issued in aggregate a total of $1,521,000 in convertible debentures to certain European investors (the "Holders"). These debentures were converted effective September 30, 2000 into the common shares of the Company. See Part II, Item 4 "Recent Sales of Unregistered Securities." In addition, the Holders of $170,000 of these convertible debentures entered into a registration rights agreement with the Company pursuant to which the Holders have certain "demand" and "piggyback" registration rights. In particular, in the event that the Company registers any of its equity securities under the Securities Act, the Holders of the convertible debentures will have the right to cause the Company to include in such registration statement the number of shares of Common Stock so requested by the Holders upon conversion of such convertible debentures. Registration of shares of Common Stock pursuant to the exercise of "demand" or "piggyback" registration rights under the Securities Act would result in such shares becoming freely tradable without restriction immediately upon the effectiveness of such registration.

Potential Liability of the Company

On January 7, 1998 the Company issued 4,444,444 shares of its common stock for $.001 per share for an aggregate purchase price of $4,444. These shares were issued to 10 individuals. These shares were not issued pursuant to a registered offering. The Company's books and records do not include the necessary documentation to determine whether or not the offering was made pursuant to an exemption from registration was available. The Company is unable to determine whether such documentation did exist at the time of the sale of those shares. Based upon the limited documentation that the Company has obtained from previous management, the Company believes that the shares were issued pursuant to the exemption contained in Rule 504 of Regulation D promulgated under the Securities Act. Therefore, the Company cannot determine whether or not it violated any securities laws in connection with the sale of those shares. Should any of the purchasers request to rescind their purchase of those shares, the Company would be obligated to repay them their capital contribution. The Company does not believe that this is a materiel liability due to the limited aggregate purchase price of the shares. Should the Securities and Exchange Commission or any state securities commission evaluate these transactions, the Company may be found to have failed to comply with the registration requirements of the applicable securities laws and regulations.

CERTAIN PROVISIONS OF NEVADA GENERAL CORPORATION LAW; ANTI-TAKEOVER PROVISIONS IN THE LAW; IMPACT OF CERTAIN PROVISIONS OF THE COMPANY'S BYLAWS.

The Company is governed by sections 78.411 through 78.444 of the Nevada General Corporation Law (the "Nevada GCL") relating to "Combinations with Interested Stockholders." In addition, the Company is governed by sections 78.378 through 78.3793 of the Nevada GCL relating to "Acquisition of a Controlling Interest." These provisions may have the effect of delaying or making it more difficult to effect a change in control of the Company.

The Combination with Interested Stockholders Statute prevents an "interested stockholder" and an applicable Nevada corporation from entering into a "combination," unless certain conditions are met. A combination is defined to mean, among other things, (i) any merger or consolidation with an interested stockholder"; (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested stockholder" having an aggregate market value equal to 5% or more of the aggregate market value of the assets of a corporation, 5% or more of the aggregate market value of all outstanding shares of a corporation, or representing 10% or more of the earning power or net income of the corporation; (iii) the adoption of a plan or proposal for the liquidation or dissolution of a corporation proposed by an "interested stockholder"; (iv) any reclassification, recapitalization, merger, or consolidation proposed by an "interested stockholder"; or (v) any receipt by an "interested stockholder" of any loan, advancement, guarantee, pledge, or other financial assistance or any tax credit or other tax advantage provided by or through a corporation. An "interested stockholder" is defined to mean the beneficial owner of 10% or more of the voting shares of a corporation, or an affiliate or associate thereof. A corporation may not engage in a "combination" with an "interested stockholder" for a period of three years from the date of the acquisition by the "interested stockholder" of its shares in the corporation unless the combination or purchase of shares made by the interested stockholder is approved by the Board of Directors before the interested stockholder acquired such shares. If such approval is not obtained, after the expiration of the three-year period, the business combination may be consummated with the approval of the Board of Directors or a majority of the voting power held by disinterested stockholders, or if the consideration to be paid by the interested stockholder is at least equal to the highest of (i) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which he became an interested stockholder, whichever is higher; or (i) the market value per common share on the date of announcement of the combination or the date the interested stockholder acquired the shares, whichever is higher.

Nevada's Control Share Acquisition Statute prohibits an acquirer, under certain circumstances, from voting shares of a target corporation's stock after crossing certain threshold ownership percentages, unless the acquirer first obtains approval therefor from the target corporation's stockholders.

The Control Share Acquisition Statute specifies the following three thresholds for which such approval is required (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; and (iii) a majority or more, of the voting power of the corporation in the election of directors. Once an acquirer crosses one of the above thresholds, such shares so acquired, along with those shares acquired within the preceding 90 days, become "control shares," which shares are deprived of the right to vote until such time as the disinterested stockholders of the corporation restore such right. The Control Share Acquisition Statute also provides that in the event "control shares" are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power of the corporation, any stockholder of record who has not voted in favor of authorizing voting rights for the "control shares" may demand payment for the fair value of such stockholder's shares. In such case, the corporation is required to comply with the demand within 30 days of the delivery thereof to the corporation.

Certain Charter Provisions. The Company's Amended Articles and Bylaws contain a number of other provisions relating to corporate governance and to the rights of stockholders. These provisions include the authority of the Board of Directors to fill vacancies on the board. Among other things, these provisions could have the result of delaying or preventing an acquirer from being able to elect a majority of the Board of Directors, or otherwise obtain control of the Company.

TRANSFER AGENT AND REGISTRAR.

The transfer agent and registrar for the Common Stock is Alpha Tech StockTransfer, located in Draper, Utah.

PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND

OTHER STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the National Quotation Bureau Pink Sheets under the symbol STND. The following table set forth below presents the range, on a quarterly basis, of the high and low closing prices per share of the Company's Common Stock as reported for the last two fiscal years and for the subsequent interim period ended June 30, 2001. The information is obtained from the database of FinancialWeb.com. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

		High	Low
1999:
	First Quarter	1.562	.875
	Second Quarter	1.031	.281
	Third Quarter	.750	.200
	Fourth Quarter	.480	.093
2000:
	First Quarter	.875	.250
	Second Quarter	1.250	.520
	Third Quarter	1.625	 0.500
	Fourth Quarter	 0.480	0.093
2001:
	First Quarter	1.480	1.250
	Second Quarter	1.297	 0.700
	 Third Quarter	0.950	0.420

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

ITEM 2. LEGAL PROCEEDINGS.

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

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

In the past three years, the Company has sold the securities described below without registering such securities under the Securities Act of 1933. In each instance, as indicated, the Company issued such securities in reliance on the exemptions from the registration requirements combined in Section 4(2) of the Securities Act or Regulation D or Regulation S promulgated under the Securities Act.

For each issuance described below the transaction was private in nature and the Company had reasonable grounds to believe that the investors were capable of evaluating the merits and risk of their investment and acquired the shares for investment purposes and not with a view to re-distribution. With respect to those investors who were not "U.S. persons" (as that term is defined in Regulation S), the shares were issued in an offshore transaction pursuant to Regulation S.

On August 11, 1997, the Company issued 42,800 shares of Common Stock to one investor for services valued at $7,126. The Company's current executive officers and directors have no direct knowledge regarding such issuance and no records appear to exist with respect to the exemption from registration in connection with such issuance. Based on information obtained from the Company's previous management, it appears that these shares were issued in reliance on Rule 504 of Regulation D under the Securities Act. In the event that it is determined that the Company breached any applicable rule or regulation in connection with the offer and sale of these shares, the Company may be liable for rescission. In light of the purchase price for the shares, the Company believes that this is not a material risk.

On October 5, 1997, the Company issued an aggregate of 1,800,000 shares of Common Stock to one accredited investor for the conversion of debt valued at $300,000. The Company's current executive officers and directors have no direct knowledge regarding such issuance and no records appear to exist with respect to with respect to the exemption from registration in connection with such issuance. Based on information obtained from the Company's previous management, and, in particular that the purchaser is a resident of Europe, it appears that these shares were issued in reliance on Regulation S under the Securities Act.

On January 7, 1998, the Company issued an aggregate of 4,444,444 shares of Common Stock to ten individual investors. These investors purchased these shares for a total subscription price of $4,444, or $0.001 per share. The Company lacks much of the documentation in regards to the terms the offering under which the 4,444,444 shares were sold. The Company's current executive officers and directors have no direct knowledge regarding such issuance and only limited records have been located with respect to the exemption from registration in connection with such issuance. Based on the limited documentation that has been obtained from the Company's previous management, it appears that these shares were issued in reliance on Rule 504 of Regulation D, under the Securities Act. In the event that it is determined that the Company breached any applicable rule or regulation in connection with the offer and sale of these shares, the Company may be liable for rescission. In light of the purchase price for the shares, the Company believes that this is not a material risk.

On September 3, 1998, the Company issued 1,390,000 shares of Common Stock to three investors in conversion of a debt of $695,000 or $0.50 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Rule 504 of Regulation D under the Securities Act. This resulted in an extraordinary loss on extinguishment of debt based on the then current trading price of the Company's common stock; $1.375 per share.

On September 3, 1998, the Company issued 1,200,000 shares of Common Stock to a company controlled by Quantum Development, Ltd., a Zurich based financial advisor ("Quantum"), a financial advisor to the Company, for services valued at $1,650,000, or $1.375 per share. These shares were issued to an "accredited investor" in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation D under the Securities Act.

On October 15, 1998, the Company issued convertible debentures in an aggregate principal amount of $980,000 to ten European investors. Such convertible debentures bear interest at the rate of 10% per annum, and have maturity dates of October 15, 2001. These convertible debentures may be converted into 1,225,000 shares of Common Stock of the Company by the holder at any time at a conversion price of $0.80 per share; subject to adjustment based on future issuances of shares of the Company's common stock at a price less than the conversion price. The Company retained the right to force the conversion of these convertible debentures, in whole or in part (inclusive of accrued interest), into shares of Common Stock at any time after April 15, 2000, upon giving the holder thirty days prior notice in writing if the closing price of the Common Stock has been at least $1.25 for 20 consecutive trading days during the three month period immediately preceding such notice.

Quantum acted as placement agent in connection with the issuance of such convertible debentures. The Company paid Quantum a placement fee of $98,000 in connection with such issuance. These convertible debentures were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. As stated below, these debentures were converted to shares of the Company's common stock on September 1, 2000.

On December 1, 1998, the Company issued to a European investor affiliated with a financial advisor of the Company a convertible debenture with a face amount of $321,000 in consideration of services rendered by such financial advisor to the Company. Such convertible debenture bears interest at the rate of 10% per annum and has a maturity date of December 1, 2000. This convertible debenture may be converted into 401,250 shares of Common Stock of the Company by the holder at any time at a conversion price of $.80 per share; subject to adjustment based on future issuances of shares of the Company's common stock at a price less than the conversion price. The Company retained the right to force the conversion of this convertible debenture, in whole or in part (inclusive of accrued interest), into shares of Common Stock at any time after April 1, 1999, upon giving the holder thirty days prior notice in writing if the closing price of the Common Stock has been at least $1.25 for twenty (20) consecutive trading days during the three month period immediately preceding such notice. This convertible debenture was issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. As stated below, this debenture was converted to shares of the Company's common stock on September 1, 2000.

On December 16, 1998, the Company issued 24,000 shares of Common Stock to three European investors, for investor relations services valued at $25,440, or $1.06 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On January 29, 1999, the Company issued convertible debentures in an aggregate principal amount of $170,000 to 6 European investors. Such convertible debentures bear interest at the rate of 10% per annum, and have maturity dates of January 29, 2001. These convertible debentures were permitted to be converted into 212,500 shares of Common Stock of the Company by the holder at any time at a conversion price of $.80 per share which conversion price was subject to adjustment based on future issuances of shares of the Company's common stock at a price less than the conversion price. The Company has the right to force the conversion of these convertible debentures, in whole or in part (inclusive of accrued interest), into shares of Common Stock at any time after July 29, 2000, upon giving the holder thirty days prior notice in writing if the closing price of the Common Stock has been at least $1.25 for 20 consecutive trading days during the three month period immediately preceding such notice. Quantum acted as placement agent in connection with the issuance of such convertible debentures. The Company paid Quantum a placement fee of $3,400 in connection with such issuance. These convertible debentures were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. As stated below, these debentures were converted to shares of the Company's common stock on September 1, 2000.

On January 1, 1999 and on February 24, 1999, the Company issued 300,000 shares of Common Stock and 100,000 shares of Common Stock, respectively, to GBS as part of the amount payable under the Share Purchase Agreement between the Company and GBS dated January 1, 1999 for the purchase of GAG. These shares are exempt from the registration requirements under the Securities Act in reliance on Section 4(2) of the Securities Act. Such shares were returned to the Company in connection with the rescission of the original agreements between the Company and GBS effective December 29, 1999.

On February 23, 1999, the Company issued 250,000 shares of Common Stock to Ian S. Grant, the Company's President, Chief Executive Officer and director, for services valued at $296,750, or $1.187 per share. These shares are exempt from the registration requirements under the Securities Act in reliance on Section 4(2) of the Securities Act.

On February 25, 1999, the Company issued a convertible debenture in the principal amount of $50,000 to one European investor. Such convertible debenture bears interest at the rate of 10% per annum and has a maturity date of February 25, 2001. This convertible debenture may be converted into 62,500 shares of Common Stock of the Company by the holder at any time at a conversion price of $.80 per share; subject to adjustment based on future issuances of shares of the Company's common stock at a price less than the conversion price. The Company retained the right to force the conversion of this convertible debenture, in whole or in part (inclusive of accrued interest), into shares of Common Stock at any time after August 25, 2000, upon giving the holder thirty days prior notice in writing if the closing price of the Common Stock has been at least $1.25 for 20 consecutive trading days during the three month period immediately preceding such notice. This convertible debenture was issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. This debenture was converted effective September 1, 2000.

On April 6, 1999, the Company issued 200,000 shares of Common Stock to one European investor, who had assumed obligations of the Company to a third party, for cash and services valued at $160,000, or $0.80 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Rule 504 of Regulation D under the Securities Act.

On May 10, 1999, the Company issued an aggregate of 1,900,000 shares of Common Stock to certain European investors for a total subscription price of $190,000 or $0.10 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On January 1, 2000, the Company issued 450,000 shares of Common Stock to GBS  valued at $112,500, or $0.25 per share  [pursuant to the terms of the Management Services Agreement with GBS]. These shares were exempt from the registration requirements under the Securities Act in reliance on Section 4(2) of the Securities Act.

On January 14, 2000, the Company issued in aggregate a total of 1,210,000 shares of Common Stock to three individuals for services valued at $340,010, or $0.281 per share. 1,200,000 shares were issued to European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act. The remaining 10,000 shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation D under the Securities Act.

On January 14, 2000, the Company issued 300,000 shares of Common Stock to European investors for a total subscription price of $60,000, or $0.20 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On March 16, 2000, the Company issued 100,000 shares of common stock at $0.20 per share for interest expense of $19,638. These shares were issued to European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On June 22, 2000, the Company issued 1,680,000 shares of common stock at $0.50 per share for $840,000 cash consideration. These shares were issued to European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On August 28, 2000, the Company issued 201,600 shares of common stock at $0.50 per share for $100,000 cash consideration. These shares were issued European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On September 26, 2000 the Company issued as aggregate of 660,000 shares of Common Stock to European investors for a total subscription price of 330,000 or $0.50 per share. These shares were issued in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On September 9, 2000 the Company issued an aggregate of 145,310 shares of common stock for $.40 per share for interest expense valued at $58,124. These shares were issued to European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

On September 11, 2000 the Company issued an aggregate of 3,802,500 shares of its common stock in connection with the conversion of all of its outstanding Convertible debentures. These were converted at $.40 per share. This was approximately 20% less than the conversion rate that would have been required under the terms of the debenture as adjusted. The conversion rate for all of the debentures, while initially $.80 per share, was subject to adjustment based on future issuances of shares of the Company's common stock at a price less than the conversion price. The subsequent issuances of shares, detailed above, resulted in an adjusted conversion price of approximately $.50 per share. In addition, an aggregate of 145,310 shares were issued on the same terms and conditions in connection with the accrued interest owing on certain of the debentures. The remaining accrued interest was paid in cash. The Company made this offer to its debenture holders in order to eliminate all its outstanding long-term indebtedness prior to maturity. These shares were issued to European investors in reliance on the exemption from the registration requirements under the Securities Act provided by Regulation S under the Securities Act.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.

NEVADA LAW.

The Nevada GCL sections 78.7502 and 78.751 provides for indemnification of directors and officers by a corporation. The Company has entered into indemnification agreements with its directors and officers.

PART FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached hereto and found immediately following the text of this Registration Statement. The Independent Auditor's Report of HJ & Associates, LLC for the audited financial statements for the years ended December 31, 2000 and December 31, 1999 is included herein immediately preceding the audited financial statements.

Consolidated Audited Financial Statements by HJ & Associates, LLC:

Independent Auditor's Report, dated May 14, 2000.

Balance Sheets at December 31, 2000 and 1999.

Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2000 and 1999.

Notes to the Financial Statements.

Consolidated Unaudited Interim Financial Statements and Financial Statement Schedules:

Balance Sheet at June 30, 2000

Statements of Operations for the Six Months ended June 30, 2000

Statement of Cash Flows for the Six Months ended June 30, 2000

Statement of Stockholders' Equity for the Six Months ended June 30, 2000

Notes to Interim Financial Statements

 Audited financial statements for Grant Brothers Sales (Traditional and Heavy Duty Divisions) for the year ended December 31, 1999, prepared by HJ & Associates, LLC:

Independent Auditors Report dated October 24, 2001

Balance sheet at December 31, 1999

Statement of Operations for the year ended December 31, 1999

Statement of Stockholder Equity for the year ended December 31, 1999

Statement of Cash Flows for the year ended December 31, 1999

Notes to the Financial Statements

Consolidated Pro-Forma Balance Sheet as of January 1, 2000

Consolidated Pro-Forma Statement of Operations for the year ended December 31, 1999

PART III

ITEM 1. Index to Exhibits

The exhibits filed as part of this registration statement are listed below and are attached to this registration statement as indicated. "*" indicates that the exhibit is filed herewith. All other exhibits have been previously filed. The Company's Report on Form 10-QSB for the six-month period ended June 30, 2001, has been filed on EDGAR and is available there.

Exhibit No.
3.1	Articles of Incorporation of Abercrombie, Inc.
3.2	Amended Articles of Incorporation of Abercrombie, Inc.
3.3	Amended Articles of Incorporation of Spectre Motor Cars, Inc.
3.4	Bylaws
4.1	Form of 10% Convertible Debenture due December 1, 2000
4.2	Form of 10% Convertible Debenture due January 29, 2001
4.3	Form of 10% Convertible Debenture due February 25, 2001
4.4	Form of 10% Convertible Debenture due October 15, 2001
4.5	Registration Rights Agreement dated January 29, 1999 between Barbara Hutter, for herself and the holders, and Spectre Industries, Inc.
4.6	Form of Option agreement for Directors Posse and Schulz Von Siemens.
10.1	Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998
10.2	Asset Purchase Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 1999
10.3	Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 1999
10.4	Management Services Agreement between Grant Brothers Sales, Limited and Grant Automotive Group Inc. dated January 1, 1999
10.5	Interim Measures Agreement between Grant Brothers Sales, Limited, Grant Automotive Group Inc., and Spectre Industries, Inc. dated January 1, 1999
10.6	Share Purchase Agreement between Grant Brothers Sales, Limited and Spectre Industries, Inc. dated January 1, 2000
10.7	Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries, Inc. dated January 1, 2000
10.8	Indemnification Agreement between the Spectre Industries, Inc. and Ian S. Grant dated May 1, 2000.
10.9	Indemnification Agreement between the Spectre Industries, Inc. and Marco Baruch dated May 1, 2000.
10.11	Share Purchase Agreement between Spectre Industries, Inc., Cal Stiner and Dick Bigoni.
10.12	Sales Representative Agreement between Grant Automotive Group, inc. and Autovia, dated April 1, 2000.
10.13	Independent Representation Agreement between Grant Automotive Group, Inc. and iSolve Inc., dated August 3, 2000.
10.14	Engagement letter between Spectre Industries, Inc. and Burntsand, Inc., dated January 18, 2001
10.15	Professional Services Agreement  between Spectre Industries, Inc. and Burntsand, Inc., dated January 18, 2001.
10.16	Consulting Agreement between Spectre Industries, Inc. and Shane Gorman, dated February 1,2001.[
 *10.17	Sales Representative Agreement between Grant Brothers Sales and Kimberly-Clark Corporation, dated February 13, 1997.
23	Consent of Accountant
27	Financial Data Schedule

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

Date: November 5, 2001 By:/s/ Ian S. Grant

Ian S. Grant
President, Chief Executive
Officer and Director