Form 10QSB
period 2001-09-30
SPECTRE INDUSTRIES INC
filed 2001-11-19
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

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

20,655,860 common shares outstanding as of November 1, 2001

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Spectre Industries Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 19, 2001

/s/ Ian S. Grant
Director, President and CEO of Spectre Industries Inc.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and December 31, 2000

SPECTRE INDUSTRIES
Consolidated Balance Sheets

ASSETS
	September 30, 2001	December 31, 2000
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$526,178	$810,343
Accounts receivable, net	245,517	88,329
Interest receivable	-	2,565

Total Current Assets	771,695	901,237

FIXED ASSETS, NET	659	943

OTHER ASSETS

Goodwill, net	314,900	387,570
Note and interest receivable (net)	-	-

Total Other Assets	314,900	387,570

TOTAL ASSETS	$1,087,254	$1,289,750

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2001	December 31, 2000
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$92,880	$34,104
Accrued expenses	6,423	8,860
Notes payable	20,001	18,952

Total Current Liabilities	119,304	61,916

LONG-TERM DEBT

Notes payable	47,033	49,723

Total Long-Term Debt	47,033	49,723

Total Liabilities	166,337	111,639

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655	20,655
Additional paid-in capital	11,603,095	11,603,095
Other comprehensive income (loss)	1,570	(922)
Accumulated deficit	(10,704,403)	(10,444,717)

Total Stockholders' Equity	920,917	1,178,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,087,254	$1,289,750

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2001	2000	2001	2000

REVENUES	$304,948	$279,342	$916,394	$895,829

COST OF SALES	210,860	256,552	746,606	779,694

Gross Margin	94,088	22,790	169,788	116,135

EXPENSES

Discount on induced debenture conversion	-	1,261,630	-	1,261,630
Bad debt expense	-	-	-	4,346
General and administrative	72,007	34,516	257,075	214,203
Depreciation and amortization expense	24,305	24,223	72,912	72,669
Consulting expense	44,200	102,500	136,643	242,858

Total Expenses	140,512	1,422,869	466,630	1,795,706

Loss from Operations	(46,424)	(1,400,079)	(296,842)	(1,679,571)

OTHER INCOME (EXPENSE)

Other income	25,000	-	25,000	-
Interest income	2,975	8,494	17,514	11,542
Interest expense	(679)	(26,253)	(5,358)	(104,899)

Total Other Income (Expense)	27,296	(17,759)	37,156	(93,357)

NET LOSS	$(19,128)	$(1,417,838)	$(259,686)	$(1,772,928)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments	$(4,684)	$-	$1,571	$-

Total Other Comprehensive Income (Loss)	(4,684)	-	1,571	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(23,812)	$(1,417,838)	$(258,115)	$(1,772,928)

BASIC LOSS PER SHARE

Continuing operations	$(0.00)	$(0.11)	$(0.02)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)
	Shares	Amount

Balance, December 31, 1999	12,106,450	$12,106	$7,109,442	$-	$(8,588,142)

Common stock issued for services at $0.25 per share	450,000	450	112,050	-	-

Common stock issued for debt at $0.28 per share	1,210,000	1,210	338,800	-	-

Common stock issued for cash at $0.20 per share	300,000	300	59,700	-	-

Common stock issued for interest expense at $0.28 per share	100,000	100	19,538	-	-

Common stock issued for cash at $0.50 per share	1,680,000	1,680	838,320	-	-

Common stock issued for cash at $0.50 per share	861,600	861	429,939	-	-

Common stock issued for conversion of convertible debentures at $0.40 per share	3,802,500	3,803	1,517,197	-	-

Discount on induced conversion of debentures	-	-	1,261,630	-	-

Common stock issued for interest expense at $0.40 per share	145,310	145	57,979	-	-

Stock offering costs	-	-	(141,500)	-	-

Currency translation adjustment	-	-	-	(922)	-

Net loss for the year ended December 31, 2000	-	-	-	-	(1,856,575)

Balance, December 31, 2000	20,655,860	20,655	11,603,095	(922)	(10,444,717)

Currency translation adjustment (unaudited)	-	-	-	2,492	-

Net loss for the nine months ended September 30, 2001 (unaudited)	-	-	-	-	(259,686)

Balance, September 30, 2001 (unaudited)	20,655,860	$20,655	$11,603,095	$1,570	$(10,704,403)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(259,686)	$(1,772,928)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on investments	-	(11,542)
Common stock issued for services and interest	-	112,500
Bad debt expense	-	4,254
Depreciation and amortization expense	72,912	72,669
Currency translation adjustment	2,492	(3,355)
Issuance and conversion of debenture at less than fair market value	-	1,261,630
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(153,741)	43,600
Increase (decrease) in accrued expenses	(2,437)	(9,215)
Increase (decrease) in accounts payable	57,937	131,902

Net Cash (Used) by Operating Activities	(282,523)	(170,485)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for purchase of subsidiary	-	(50,000)
Purchase of investments	-	(650,000)

Net Cash Used by Investing Activities	-	(700,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	1,087,800
Repayment of payable	(1,642)	(7,196)

Net Cash Provided (Used) by Financing Activities	(1,642)	1,080,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(284,165)	210,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	810,343	44,566

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$526,178	$254,685

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Nine Months Ended September 30,
	2001	2000

CASH PAID DURING THE PERIOD FOR:

Interest	$7,794	$64,672
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for debt	$-	$1,861,010
Common stock issued for services	$-	$112,500
Common stock issued for interest expense	$-	$77,762
Notes payable issued to acquire subsidiary	$-	$75,815
Convertible debentures issued below fair market value	$-	$1,261,630

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC.
Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to our unaudited consolidated financial statements for the period ended September 30, 2001 (see Item 1 "Financial Statements").

Going Concern

The unaudited consolidated financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the quarter ended September 30, 2001 of $46,424, compared with net losses of $1,400,079 for the quarter ended September 30, 2000.

The unaudited consolidated financial statements included in this quarterly report have been prepared without any adjustments that would become necessary in the event that we are unable to continue as a going concern and would therefore be required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

General

Spectre Industries Inc. was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, our company's name was changed to Spectre Motor Cars, Inc. We changed our name to Spectre Industries Inc. on November 6, 1997, and through two wholly owned subsidiaries, were engaged in the business of developing sports cars in the United Kingdom. In June 1997, our subsidiaries went into receivership, and on August 8, 1997, a newly formed company, Spectre Holdings Ltd., which was controlled by an unrelated third party, acquired all of the assets of our two subsidiaries. We initially received a 25% interest in Spectre Holdings Ltd. Subsequently, our company's interest was diluted down to 19.2%. We have since written off our investment in Spectre Holdings Ltd.

Through our wholly owned subsidiary, Grant Automotive Group Inc., an Ontario company which was acquired on January 1, 1999, we are engaged in the representation of 53 manufacturers in the automotive after-market industry. This part of our business is operated by Grant Brothers Sales Ltd., a Canadian representative of manufacturers in the automotive after-market under a management services agreement. Pursuant to a Management Services Agreement, Grant Brothers Sales Ltd. is entitled to a share of the net cash flow generated by the representation business.

We are primarily managed by Ian S. Grant pursuant to a Consulting Agreement dated June 1, 1998 with I.S. Grant & Company Ltd., under the terms of which I.S. Grant & Company Ltd. is required to provide the services of Mr. Grant to manage and direct our company's business for a period of five years. Mr. Grant is our President and Chief Executive Officer, as well as a director.

Three-Month Period Ended September 30, 2001 Compared to the Three-Month Period ended September 30, 2000.

Results of Operations

We incurred a net loss of $19,128 for the three-month period ended September 30, 2001 compared to a net loss of $1,417,838 for the comparative period in 2000. The decrease in net losses was primarily due to the expense associated with the discount on an induced debenture conversion, which was incurred during the period ended September 30, 2000. Comparison of the three-month period ended September 30, 2001 and the three-month period ended September 30, 2000 is provided below.

Revenues

We recognized revenues a slight increase in revenues to $304,948 for the three-month period ended September 30, 2001, all of which were generated through commissions earned by our principal operating subsidiary, Grant Automotive Group, Inc., on the sales of its principal automotive and truck products to wholesale buyers. During the comparable period in 2000, we recognized revenues of $279,342.

General, Administration and Professional Fees

We experienced an increase in general and administration expenses in the three-month period ended September 30, 2001 ($72,007) as compared to the same period in 2000 ($34,516). This increase was primarily due to an increase in professional fees during the three months ended September 30, 2001. Professional fees increased in the three-month period ended September 30, 2001 due to an increase in legal fees and fees payable to our independent auditor, as a result of ongoing assistance and required compliance work with regulatory filings, which we have incurred since we filed our initial Registration Statement with the Securities and Exchange Commission on May 8, 2000.

Nine-Month Period Ended September 30, 2001 Compared to the Nine-Month Period ended September 30, 2000.

Results of Operations

We incurred a net loss of $259,686 for the nine-month period ended September 30, 2001 compared to a net loss of $1,772,928 for the comparative period in 2000. The decrease in net losses was primarily due to the expense associated with the discount on an induced debenture conversion, which was incurred during the period ended September 30, 2000. Comparison of the nine-month period ended September 30, 2001 and the nine-month period ended September 30, 2000 is provided below.

Revenues

We recognized revenues of $916,394 for the nine-month period ended September 30, 2001, a slight increase from revenues of $895,829 for the comparative period in 2000. During the nine-month period ended September 30, 2001, revenues were generated through commissions earned by our principal operating subsidiary, Grant Automotive Group, Inc., on the sales of its principal automotive and truck products to wholesale buyers.

General, Administration and Professional Fees

General and administration expenses increased in the nine-month period ended September 30, 2001 by $42,872 over the comparative period in 2000 to $257,075 primarily due to an increase in professional fees. Professional fees increased in the nine-month period ended September 30, 2001 due to an increase in legal fees and fees payable to our independent auditor, as a result of ongoing assistance and required compliance work with regulatory filings, which we have incurred since we filed our initial Registration Statement with the Securities and Exchange Commission on May 8, 2000.

Summary

Presently, we have no significant source of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on our December 31, 2000 annual consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Liquidity and Capital Resources

Our principal capital requirements to date have been used to fund ongoing operations. During the nine-month period ended September 30, 2001, we incurred a loss of $259,686. During the same period in 2000, we incurred a loss of $1,772,928.

Net cash used in operating activities for the nine-month period ended September 30, 2001 was $(282,523) compared to net cash used in operating activities of $(170,485) during the comparative period in 2000. The increase in cash used in operating activities is substantially attributed to an increase in accounts receivable. Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. However, during the nine-moth period ended September 30, 2001, we did not engage in any material financing or investing activities. Accounts payable and accrued liabilities are watched particularly closely.

Net cash used in investing activities during the nine-month period ended September 30, 2001 was $nil (2000 - $700,000). The net decrease in cash during the nine-month period ended September 30, 2001 was $(284,165), leaving us with a cash balance at September 30, 2001 of $526,178.

We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements through the end of the fiscal year. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements.

In the event that our plans or assumptions change or prove inaccurate (due to the inability on the part of our principal operating subsidiary to sign any significant sales agreements or generate revenues, unfavourable economic conditions or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Plan of Operation

Our primary objective in the next 24 months will be to maintain and expand current operations and identify any potential acquisitions.

Current Capital Resources and Liquidity

Our capital resources have been limited. The income which we have generated from business operations has not been sufficient to cover our operational expenses, and as a result, in the past, we have also relied on the sale of equity and debt shares for the cash required for our operations. We do not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.

Cash Requirements

Our working capital or cash flows are not sufficient to fund ongoing operations and commitments. Our ability to settle our liabilities as they come due, and to fund our commitments and ongoing operations, is dependant upon our ability to generate increased revenues and obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant sums of money on equipment for our present or future operations through September 30, 2002.

Personnel

As of September 30, 2001, we do not have any employees. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending September 30, 2002, we do not expect to hire any employees.

Factors That May Affect Our Future Results

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of common stock. It is possible that our business, operating results and financial condition could be seriously harmed due to any of the following risks. The trading price of shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

RISK FACTORS

"Penny Stock" Rules

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our company's securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Limited Operating History In Providing Services to the Automotive After-market Industry

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

- establish and maintain strategic alliances with manufacturers and service providers in the automotive after-market industry;

- establish and maintain relationships with the such parties;

- respond effectively to competitive and technological developments;

- build an infrastructure to support our business;

- effectively develop new and maintain existing relationships with manufacturers and service providers in the automotive after-market industry; and

- attract, retain and motivate qualified personnel.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so may impair our ability to capture market share and generate revenues. In addition, our operating results are dependent to a large degree upon factors outside of our control, including the general strength and viability of the automotive after-market industry.

Many of Our Competitors Have Greater Resources And Better Name Recognition

Many of our competitors are substantially larger than us and have significantly greater financial resources and marketing capabilities than we have, together with better name recognition. It is possible that new competitors may emerge and acquire significant market share in the automotive after-market. Competitors with superior resources and capabilities may be better able to utilize such advantages to market their services better, faster and/or cheaper than we can.

Increased competition from future or existing competitors in the automotive after-market will likely impair our ability to establish and maintain market share. If we are unsuccessful in generating and maintaining a sufficient base of manufacturers and service providers in the in the automotive after-market who utilize our services, it is unlikely that we will be able to generate sufficient revenues to sustain operations.

We Lack Working Capital

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing by June 2002, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. There can be no assurances that additional equity or other financing will be available at all or available on terms acceptable to us.

Our ability to continue in business in part depends upon our continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon us. Inadequate funding could impair our ability to compete in the marketplace and could result in our dissolution.

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

Difficulties In Continuing As A Going Concern

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of $19,128 for the three month period ended September 30, 2001.

Dependence Upon Relationships With Key Manufacturers

Our future success depends upon our ability represent manufacturers and service providers in the automotive after-market industry.

We have a limited number of relationships with manufacturers and service providers in the automotive after-market., and rely significantly upon the personal contacts of our President, Ian S. Grant, to maintain our existing relationships and to develop new relationships. Our success depends significantly on our ability to maintain existing relationships with these manufacturers and service providers and to build new relationships with other automotive manufacturers and service providers. We cannot ensure that we will be able to maintain such relationships or continue to obtain agreements to represent other parties in the industry.

Further, our relationships with manufacturers and service providers in the automotive after-market are nonexclusive, and many of our competitors offer, or could offer, services that are similar to or the same as the services that we offer. Such direct competition could adversely affect our business. Any inability to effectively manage our relationships with manufacturers and service providers in the automotive after-market may result in decreased potential for revenues, which could adversely affect our business.

Uncertain Ability To Achieve, Manage Or Sustain Growth

It may be necessary for us to grow in order to remain competitive. Our ability to grow is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide new services as may be demanded by our customers in the future and our ability to adapt our services to accommodate necessary operational changes. In addition, there can be no assurance that we will be able to achieve such expansion or that we will be able to manage expanded operations successfully. Failure to manage growth effectively and efficiently could have an adverse effect on our ability to acquire sufficient market share and remain competitive.

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

Effect Of Shares Eligible For Public Sale

As of November 1, 2001, there were 20,655,860 common shares issued and outstanding. As of November 1, 2001, there were no shares held in escrow. Furthermore, as at November 1, 2001, 400,000 shares were issuable upon the exercise of options, and no shares were issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of November 1, 2001, directors and executive officers beneficially owned approximately 6.5% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits

Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form S10-SB/A)	(3)
Articles of Incorporation	3.1
Amendment to Articles of Incorporation	3.2
Amendment to Articles of Incorporation	3.3
Bylaws	3.4
Instruments defining the Rights of Holders (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(4)
Form of 10% Convertible Debenture December 1, 2000	4.1
Form of 10% Convertible Debenture due January 29, 2001	4.2
Form of 10% Convertible Debenture due February 25, 2001	4.3
Form of 10% Convertible Debenture due October 15, 2001	4.4
Registration Rights Agreement dated January 29, 1999 between Barbara Hutter, for herself and the holders, and Spectre Industries, Inc.	4.5
(f) Form of Option agreement for Directors Posse and Schulz Von Siemens	4.6
Material Contracts	(10)
Nil

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: November 19, 2001