Form 10KSB
period 2001-12-31
SPECTRE INDUSTRIES INC
filed 2002-04-16
CIK 1111872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subhject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $1,082,658.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $8,811,696 as of December 31, 2001, based upon the closing price ($0.46) on the interdealer quotation system as reported for December 31, 2001. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

There were 20,655,860 shares of common stock issued and outstanding as of December 31, 2001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to CDN$ refer to Canadian dollars.

As used in this annual report, the terms "we", "us", "our" and "Spectre Industries" mean Spectre Industries, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

GENERAL

Spectre Industries, Inc. was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, our name was changed to Spectre Motor Cars, Inc. We changed our name to Spectre Industries, Inc. on November 6, 1997, and through our wholly owned subsidiaries, Spectre Supersports Ltd. and Spectre Cars UK Ltd., we sought to develop sports cars in the United Kingdom. In June of 1997, these subsidiaries went into voluntary receivership, and on August 8, 1997, a company controlled by an unrelated third party acquired all of their assets.

Subsequent to the liquidation of our subsidiaries, as discussed above, we ceased our efforts in developing sports cars. In December 1997, we retained the services of I.S. Grant & Company, Ltd. ("Grant & Co.") to assist in exploring additional opportunities in the automotive after-market.

In June 1998, Mr. Ian S. Grant, President of Grant & Co., was appointed to serve as our President and a director. See Item 12 "Certain Relationships and Related Transactions".

Mr. Grant assisted us with the acquisition of our 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG"), from Grant Brothers Sales, Ltd. ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and our company at the time. As part of a Management Services Agreement (the "Management Services Agreement") entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" and Item 12 "Certain Relationships and Related Transactions".

We initially acquired all of the shares of GAG from GBS, a Canadian manufacturers' representative of automotive parts, on January 1, 1999. GBS had previously agreed to transfer to GAG, upon closing of the sales of GAG shares to us, the business conducted by its traditional automotive division and heavy-duty division, consisting of the representation of approximately 53 manufacturers of parts used in the automotive after-market industry.

After the completion of our review, we re-negotiated a new Share Purchase Agreement, dated January 1, 2000, pursuant to which we again acquired from GBS all of the shares of GAG for a cash consideration of $500,000, effective January 1, 2000. As part of this transaction, we entered into the Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years. By restructuring the purchase price and the Management Services Agreement, we received an extended period of time to determine whether the results of GAG, while being managed by GBS despite no longer being owned by GBS, would be sustained before we would be required to commit additional funds toward the purchase. The Management Services Agreement provides GBS with a strong incentive to operate GAG efficiently and successfully. Further, it was clear that raising additional capital for our company would be difficult until GAG had been overseen and operated by our company for a substantial period of time.

Pursuant to theis amended Management Services Agreement, GBS has agreed to operate GAG's business in exchange for a share of the net cash flow generated thereby and the issuance of 450,000 shares of our common stock. GBS agreed to pay GAG the first $50,000 of net cash flow generated each year in excess of GBS's direct expenses incurred in managing GAG. During the years 2000 and 2001, GBS agreed to prepay and guarantee such amount in two installments of $25,000 each, on June 30 and December 31 of the foregoing years. GBS will then be entitled to the next $100,000 of net cash flow. Thereafter, any net cash flow remaining will be distributed 47.5% to GAG and 52.5% to GBS.

In the event that GAG elects to pay to GBS the Net Cash Flow Increase Payment on or prior to January 1, 2005, GAG's share of the remaining net cash flow will be increased to 95% and GBS's management fee will decrease to 5%. The Net Cash Flow Increase Payment is $423,058. See Item 12 "Certain Relationships and Related Transactions".

Through its 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG")GAG, we operate as a manufacturers' representative for manufacturers of products for the automotive parts after-market industry in the wholesale market within Canada. GAG acts as sales agent to wholesale distributors of after-market automotive parts. It does not sell to mass retail merchandisers that sell many products both related and unrelated to the automotive industry. GAG has expanded its representation business to include software developers who have created products directly applicable for use in this market. In general, GAG is compensated by manufacturers for its services on a commission basis.

In order to operate GAG, we compensate GBS with a commission pursuant to the Management Services Agreement. To operate our non-GAG activities, we entered into an agreement with Grant & Co. whereby the services of Mr. Ian S. Grant are provided to us. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG, as well as our other activities. Mr. Grant is paid solely by Grant & Co. for services rendered to us. See Item 12 "Certain Relationship and Related Transactions" and Item 10 "Executive Compensation".

We hold 51% of the outstanding common stock of Bigoni-Stiner, Inc., an independent agency in Washington State. We acquired this interest on January 1, 2000, pursuant to our strategy to acquire interests in small independent representatives in the United States automotive after-market industry. In general, we will seek to acquire a 51% ownership interest in such agency acquisitions, payable as 20% on the date of purchase, with the balance represented by a non-interest bearing promissory note, payable in equal annual instalments over four years. The purchase price is expected to be one time revenue for the fiscal year or twelve month period ending immediately prior to the purchase. The purchase price will generally be subject to adjustment in the event that the revenues in any particular year differ from those of the base year on which the purchase price was calculated. The purchase of our interest in Bigoni-Stiner was on those general terms. We will attempt to structure such investments so that our capital investment will not be substantial and therefore would not likely require us to raise additional capital in order to complete such an acquisition. There is no assurance that additional opportunities will be available to us on similar terms and conditions.

In an effort to diversify our business operations on September 4, 2001, we completed the acquisition a 54% interest in Auto Photo Kiosk GmbH ("APK"), a German corporation, pursuant to a partnership agreement dated January 24, 2002 (the "APK Agreement"), between our company and the three other owners of APK (the "APK Stakeholders"), Joachim Zweifel, Gerhild Voigtlaender, both businesspersons resident in Germany, and Vending Concept GmbH, a private corporation located in Switzerland. Under the terms of the APK Agreement, we obtained our interest in APK in consideration for the payment of 27,000 Euros, or approximately $23,000.

APK was incorporated on September 4, 2001 for the purposes of providing for the purchase, sale, distribution and rental or operation of automated photo kiosks and related products in major public access areas, primarily in Germany.

We have also agreed to loan a total of up to 264,000 Euros, or approximately $232,000, to APK, subject to pro-rata contributions from the APK Stakeholders, which is to bear interest at 1% per annum above prime at the European Central Bank, redeemable on six months notice no earlier than December 31, 2003.

BUSINESS STRATEGY

Our ongoing strategy is to strengthen our position as a manufacturers' representative in the Canadian automotive parts after-market. We intend to accomplish this by continuing to seek out existing manufacturers' representative agencies as candidates that would require minimal capital expenditure, and that we believe are ripe for development through managerial expertise provided through GAG and GBS. There is no assurance that such acquisitions will be available on favourable terms, nor is there any assurance that the anticipated growth of such acquisitions will come to fruition. In addition, we will continue to seek to diversify our operations outside of the automotive industry, should we identify suitable acquisition candidates. See Item 6 "Management's Discussion and Analysis or Plan of Operation".Since April 1, 2000, GAG has been representing Autovia Corporation, a software developer located in Sacramento, California ("Autovia"), as Autovia's exclusive sales agent in Canada for its auto parts procurement software product for sale to parts distributors.

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

Factors Affecting the Automotive Aftermarket

Based on our experience, we believe that the state of the North American economy directly impacts the automotive aftermarket. During economic expansions, consumer demand increases for durable and non-durable goods including automotive aftermarket products. In recessionary periods, however, consumers delay vehicle purchases and postpone routine maintenance for existing vehicles, which creates falling demand for aftermarket products. During the then subsequent economic recovery, demand for aftermarket products and services increases.

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

SALES AND MARKETING

We have entered into the Management Services Agreement with GBS to manage the business operations of GAG. See Item 12 "Certain Relationships and Related Transactions". Pursuant to the Management Services Agreement, GBS is required to utilize its sales employees and office support staff to continue the operations of the sales representation business conducted by GAG. This includes 14 sales people and 8 office support staff.

We will continue our traditional sales and marketing activities, with respect to advertising, trade show presence and direct sales calls.

CUSTOMERS

We represent approximately 53 manufacturers and sell to approximately 1,000 wholesale customers located in Canada. 15.8% of our sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom we sell products on behalf of manufacturers, none account for in excess of 10% of our sales.

COMPETITION

Our competitors include other representative agencies in Canada and the United States, as well as a variety of Internet based companies. We expect competition from companies using the Internet as a marketing and distribution tool in the automotive after-market to increase in the future. Direct on-line competitors include online parts sellers and vendors of other component based products. Indirect competitors include companies who may offer component parts as an extension to their existing product lines as well as manufacturers and retail vendors of parts and accessories, including large specialty parts sellers that have significant brand awareness, sales volume and customer bases. Additionally, traditional "brick-and-mortar" companies have built e-commerce sites.

RELATIONSHIPS WITH SUPPLIERS

Through GAG, we represent approximately 53 manufacturers and service providers in the automotive after-market. The agreements with such manufactures and service providers contain customary provisions with respect to commissions, sales of competing products and termination. Typically, these agreements are terminable by either party on notice on between 30 and 180 days, in accordance with standard industry practices. We are not dependant on any one supplier and believe that, in the event that our relationship with any one supplier is terminated, we would be able to replace that supplier's products line rapidly without disruption to our customer base. There are no minimum purchase commitment requirements or minimum inventory level requirements with these vendors that are applicable us.

EMPLOYEES

With the exception of our directors and officers, we have no direct employees. We are managed primarily by Ian S. Grant pursuant to the Consulting Agreement with Grant & Co. (the "Consulting Agreement"), dated June 1, 1998. Grant & Co. is a management consulting business controlled by Mr. Grant. Under the Consulting Agreement, Mr. Grant is obligated to provide 80% of his business time to our business operations for a period of 5 years.

The operations of GAG, our principal operating subsidiary, are conducted by GBS under the Management Services Agreement. The Management Services Agreement provides us with the use of GBS' sales and office support personnel, as well as GBS' space and equipment. In the event the Management Services Agreement is terminated, we have the right to directly hire all GBS employees who have spent in excess of 85% of their business time on GAG operations. None of these employees are represented by a labor union or subject to a collective bargaining agreement.

RISK FACTORSSPECIAL CONSIDERATIONS.

Our shares are highly speculative and involve an extremely high degree of risk. Shareholders of our common stock should consider the following factors in evaluating our company and our business.

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE OUR INCEPTION

We have incurred net losses of $500,938 and $2,146,575 for the fiscal years ended December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, we had an accumulated Stockholder Equity (Deficit) of $(11,235,655). The Stockholder Equity (Deficit) as of December 31, 2000 was $(10,734,717) as a result of ongoing losses2000. See "Part II - Financial Statements".

Since January 1, 2000, we have generated operating revenues. During the year ending December 31, 2001, total revenues amounted to $1,082,658, compared to $1,166,302 for the year ended December 31, 2000. Our principal operating subsidiary, GAG, is a manufacturer's representative in the automotive after-market. Our revenue is primarily derived from commissions earned by GAG on the sales of its principals' automotive and truck products to wholesale buyers.

We generated a gross margin of $109,251 for the year ending December 31, 2001. The gross margin percentage is 10.1% of revenue.

WE WILL HAVE ADDITIONAL CAPITAL REQUIREMENTS

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our business will generate significant revenue. We believe sufficient funds are available through current cash balances and revenues from operations for ongoing operating costs and capital expenditures in the short term. We have projected that we will require approximately $300,000 in additional financing over the period ending December 31, 2002 in order to accomplish our goals and satisfy our capital expenditure obligations . However, there is no assurance that actual cash requirements will not exceed our estimates.

If we were unable to obtain financing in amounts and on terms deemed acceptable, our continuing business and future success would be adversely affected.

WE HAVE A LIMITED OPERATING HISTORY

We have a limited operating history in the automotive after-market parts business. However, both GBS and the continuing operations of GAG have a 50-year history in this industry.

Our business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development. As our competitors include on-line and e-commerce businesses, as well as traditional industry competitors, many of whom have substantially greater capital and operating resources than we do, the competitive risks are great and include risks related to customer and supplier satisfaction, expansion of supplier networks, the limitations inherent in representative agreements as to duration and termination and our ability to continue to identify, attract, retain and motivate qualified personnel, directly and indirectly through GBS, which provides management for our principal operating subsidiary, GAG. There can be no assurance that we will be able to operate successfully or profitably.

CONFLICTS OF INTEREST MAY EXIST

We are operated primarily by Ian S. Grant through the Consulting Agreement with Grant & Co., a management consulting business controlled by Mr. Grant. Mr. Grant is obligated under the Consulting Agreement to provide 80% of his business time to our operations. As a result, there may be potential conflicts of interest including, among other things, time and effort, which may result from participation by Mr. Grant in other business ventures, including without limitation, GBS. In addition, Mr. Grant is a consultant to, as well as a 20% shareholder and director of, GBS, which operates a substantial part of our business. Mr. Grant receives compensation from GBS for strategic planning, marketing and sales management as well as for serving as an executive officer and director. Mr. Grant receives compensation from GBS in the amount of $5,800 per month. This agreement has been in effect for 5 years. Mr. Grant will resolve any conflicts that arise by exercising his judgment in a manner consistent with his fiduciary duties to our company and in the best interests of our company. See Item 10 "Executive Compensation".

FINANCIAL RESULTS MAY FLUCTUATE AND MAY BE DIFFICULT TO FORECAST

Our operating results are affected by a wide variety of factors that could adversely impact our net sales and operating results. These factors, many of which are beyond our control, include our ability to attract and retain manufacturers and deal with our customers, our ability to control gross margins, our ability to timely process orders and maintain customer satisfaction, the availability and pricing of parts from suppliers, the amount and timing of costs relating to expansion of operations, suppliers' delays in shipments to customers as a result of computer systems failures, strikes or other problems within or without such suppliers control, delays in processing orders as a result of computer systems failures and general economic conditions. Our ability to increase our sales and marketing efforts to stimulate customer demand and our ability to maintain customer satisfaction and maintain satisfactory delivery schedules are important factors in our long-term prospects. A slowdown in demand, general economic conditions or other general economic factors could adversely affect our operating results.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

We intend to evaluate additional acquisitions of, and alliances with, other companies, including small independent representatives in the automotive after-market, which could complement and expand our existing business. There can be no assurance that suitable acquisition or joint venture candidates can be identified or that, if identified, adequate and acceptable financing sources will be available to us that would enable us to consummate such transactions or expansions. Furthermore, there can be no assurance that we will be able to integrate successfully such acquired companies into our existing operations, to manage effectively the resulting expanded operations or to obtain increased revenue opportunities and cost reductions that are expected to occur as a result of anticipated synergies, all of which could increase our operating expenses in the short-term and materially and adversely affect our results of operations. Moreover, any acquisition by us may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability.

Acquisitions involve numerous risks, such as the diversion of the attention of our management from other business concerns, unforeseen liabilities that may arise in connection with the operation of acquired businesses and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on our business, financial condition, and results of operations.

MANUFACTURER RELATIONSHIPS ARE CRITICAL

We are highly dependent upon our relationships with manufacturers and service providers in the automotive after-market. Representative agreements with such manufacturers and service providers are generally terminable on between 30 and 180 days notice, in accordance with standard industry practices. While we believe that we can generally replace our suppliers with competitors, there is no assurance that this can be accomplished in due course or on the same or similar terms. The manufacturers and service providers that we represent process and ship merchandise directly to customers. We have limited control over shipping procedures, and shipments by these suppliers could be delayed by factors beyond our control. We will be significantly harmed if we are unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, or if the quality of service provided by these suppliers falls below a satisfactory standard.

WE FACE INTENSE COMPETITION IN THE INDUSTRY

The traditional automotive parts after-market is and always has been intensely competitive. We compete with a number of large and small companies, some of which have greater market recognition and substantially greater financial, marketing, distribution and other resources than we do. We currently compete principally on the basis of performance, dependability and prices of products and our ability to deliver finished products to its customers on a timely basis. Our ability to compete successfully depends on a number of factors both within and outside our control, including the quality, prices and performance of our suppliers' products, the quality of our customer service, our efficiency in filling customer orders, the ability of our suppliers to meet delivery schedules, and general market and economic conditions. In addition, our competitors may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of parts.

It is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to sell their parts directly. If any of these things occur, our business would be significantly harmed.

The e-commerce aspect of the automotive after-market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. This may have an adverse effect on our competitive position in our traditional marketing efforts as well. Barriers to e-commerce entry are minimal, and competitors may develop and offer similar services to those provided by us in the future. Our business could be severely harmed if we are not able to compete successfully against current or future competitors.

DEPENDENCE ON GBS AND OTHER THIRD PARTIES

We rely upon GBS to manage the day-to-day operations of GAG. While we have certain control over GBS through the Management Services Agreement with respect to its operations of GAG, we have no control over operations of GBS that are unrelated to GAG. To the extent that GBS experiences difficulties in its unrelated operations, the operations of GAG could be adversely impacted.

In addition, we also relies on our suppliers to timely ship parts ordered by customers. Although we believe that there are a number of alternative suppliers for each of the products, our operations would be adversely affected if we were unable to maintain a relationship with any of our current suppliers or if our current suppliers' operations were disrupted or terminated. We believe that the adverse effects of the loss of any such relationship would be neither long-standing nor material.

RELIANCE ON KEY PERSONNEL

Our future performance depends substantially on the continued service of our President and Chief Executive Officer, Ian S. Grant, and John D. Grant, President of GBS. John D. Grant, age 43, has been a key employee of GBS for over 20 years and is the GBS employee responsible for the Management Services Agreement, including the sales activities and search activities for potential acquisitions. Our success will depend upon our ability to attract, retain and motivate qualified personnel. The loss of the services of Ian S. Grant and/or John D. Grant Mr. Grant or any one or more of GBS' or such agents' senior management and key employees could have a material adverse effect on our operations. We have no key person life insurance on the life of Ian S.Mr. Grant. GBS has key person life insurance on the life of John D. Grant. To the best of our knowledge, GBS has no key person life insurance for its senior employees or other key personnel and we do not anticipate that any independent agency that we may acquire will have key person life insurance for its senior management.

FUTURE SALES OF COMMON STOCK MAY ADVERSELY AFFECT MARKET PRICE

As of December 31, 2001, there were 20,655,860 shares of our common stock issued and outstanding, held by approximately 108 holders of record. Of the 20,655,860 shares of our common stock outstanding, 10,227,449 shares are free trading and 10,428,410 shares are restricted as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Securities Act and Rule 144 promulgated thereunder place certain prohibitions on the sale of such restricted securities.

Such restricted shares will not be eligible for sale in the open market without registration except in reliance upon Rule 144 under the Securities Act. If a substantial number of the shares owned by the existing shareholders were sold pursuant to Rule 144 or a registered offering, the market price of our common stock could be adversely affected.

VOLATILITY OF STOCK PRICE

The markets for equity securities have been volatile and the price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, news announcements, trading volume, sales of common stock by our officers, directors and principal shareholders, general trends, changes in the supply and demand for our shares and other factors.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

LACK OF DIVIDENDS

We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,000 square feet of office space at 260 East Esplanade Unit 6, North Vancouver, British Columbia, Canada, V7L 1A3. The rent is approximately $6,840 annually ($570 per month). We do not own or otherwise lease any other real property. GAG operates in the space owned by GBS located at 1860 Gage Court, Mississauga, Ontario, Canada, L5S 1A1.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are a party and we have no knowledge of any actions, suits, orders, investigations or claims pending or threatened against or affecting us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the National Quotation Bureau Pink Sheets under the symbol STNDE. The following table set forth below presents the range, on a quarterly basis, of the high and low closing prices per share of our common stock as reported for the fiscal years ended December 31, 2001 and 2000. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

2000:
First Quarter	.875	.250
Second Quarter	1.250	.520
Third Quarter	1.625	.500
Fourth Quarter	1.53	0.70
2001:
First Quarter	1.531	1.203
Second Quarter	1.297	0.70
Third Quarter	0.68	0.35
Fourth Quarter	0.60	0.30

As of December 31, 2001, there were 20,655,860 shares of common stock outstanding held by approximately 108 holders of record.

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the development and expansion of our business. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the quarter ended December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loss for the year ending December 31, 2001 was $500,938 or $0.02 per share. This compares to a net loss of $2,146,575 or $0.13 per share for the same period in the prior year. Our net loss decreased $1,645,637 for the year ended December 31, 2001 compared to the same period ended December 31, 2000. The decrease in net losses was primarily due to the expense associated with the discount on an induced debenture conversion, which was incurred during the period ended September 30, 2000.

For the year ended December 31, 2001, we reported $1,082,658 in revenues. All of our revenues have been generated through commissions earned by our principal operating subsidiary, GAG, on sales of its principals' automotive and heavy-duty parts products in the North American automotive after-market. We had operating revenues of $1,166,302 in the prior year.

The Stockholder Equity (Deficit) as of December 31, 2001 was $(11,235,655) as a result of ongoing losses2000. At December 31, 2000, we had Stockholder Equity (Deficit) of $(10,734,717).

General and administration expenses decreased for the year ended December 31, 2001, over the comparative period ending December 31, 2000 from $627,362 to $328,774 primarily due to an decreases in professional fees. Professional fee decreased due to a decrease in legal fees and fees payable to our independent auditor, as a result of our clearing comments our Registration Statement that we initially filed with the Securities and Exchange Commission on May 8, 2000.

During the next 12 months, we expect to devote our resources to increasing GAG's sales volume and profitability and to pursuing the opportunities arising out of the acquisition of our interest in APK. In addition, we will continue our efforts to locate potential candidates for acquisition in the automotive after-market parts business in the United States and Canada. It is expected that such acquisitions will be of interest in agencies such as Bigoni-Stiner, which are small in size (both as to revenues and, in the short term, potential profitability) and which will not require substantial capital expenditures in terms of either purchasing an interest for us or for developing the acquired company's business operations. As a consequence, it is expected that such acquisitions will not have a material impact on our revenues and/or profitability until they have been developed through our participation in such an acquired company's management. There is no assurance that our efforts will be successful or that we have or will be able to acquire the necessary management resources to effect its business plan.

There are many events and factors in connection with the development of our business operations over which we have little or no control, including without limitation marketing difficulties, lack of market acceptance of new products we and/or companies which we represent may develop, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

The comparative non-cash expenses for the years ended December 31, 2000 and December 31, 2001 are listed below:

	For the Years Ended December 31
	2001	2000

Common stock issued for services	0	112,500
Bad debt expense	0	17,692
Issuance and conversion of debentures at less than fair market value	0	1,261,630
Amortization expense	96,893	96,892
Depreciation expense	2,964	55
Currency translation adjustment	83	(922)
Total non-cash expenses	99,940	1,487,847

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements to date have been the funding of ongoing operations. Net cash used in operating activities for the year ended December 31, 2001 was $(413,309) compared to net cash used in operating activities of $(365,385) during the year ended December 31, 2000. The increase in cash used in operating activities is substantially attributed to an increase in accounts receivable. Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. However, during the year ended December 31, 2001, we did not engage in any material financing or investing activities. Accounts payable and accrued liabilities are watched particularly closely.

Net cash used in investing activities during the year ended December 31, 2001 was $81,172 (2000 - $50,998). For the year ended December 31, 2001, we did not generate any funds from the issuance of stock. For the year ended December 31, 2000, we generated $1,189,300 in gross proceeds from the issuance of stock. The net decrease in cash during the year ended December 31, 2001 was $(473,007), leaving us with a cash balance at the year end of $337,336.

We do not believe that we currently are, or in the foreseeable future will be, able to receive any funds through a public offering of our securities. Accordingly, if additional capital is required, we will continue to seek financing from investors in private placements in the United States and Europe in order to finance the growth of our business. Based upon our current plan of operation, we estimate that we will require $300,000 in further financing resources together with funds generated by GAG and APK, to fund our current working capital requirements and other capital expenditure obligations through December 31, 2002.

Our capital resources have been limited. The income which we have generated from business operations has not been sufficient to cover our operational expenses, and as a result, in the past, we have also relied on the sale of equity and debt shares for the cash required for our operations. We only have one current commitment presently contemplated for a material capital expenditure that is over normal operating requirements, and that is for the funds that we are to provide to APK pursuant to our obligation to advance APK a loan of up to 264,000 Euros, or approximately $232,000.

As noted, our working capital or cash flows are not sufficient to fund ongoing operations and commitments. Our ability to settle our liabilities as they come due, and to fund our commitments and ongoing operations, is dependant upon our ability to generate increased revenues and obtain additional financing by way of debt, equity or other means. There can be no assurances that we can obtain such additional financing on terms reasonably acceptable to us or at all. The lack of capital may force us to curtail our operating activities and potential investment activities.

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

ITEM 7. FINANCIAL STATEMENTS

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

C O N T E N T S

Independent Auditors' Report 3

Consolidated Balance Sheet 4

Consolidated Statements of Operations 6

Consolidated Statements of Stockholders' Equity 8

Consolidated Statements of Cash Flows 9

Notes to the Consolidated Financial Statements 11

INDEPENDENT AUDITORS' REPORT

Spectre Industries, Inc. and Subsidiaries

Board of Directors

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Spectre Industries, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectre Industries, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, an error was discovered by management of the Company during the current year regarding the granting of stock options to Directors at less than market value during 2000 which resulted in the understatement of previously reported amounts of net loss for the year ended December 31, 2000 and additional paid in capital as of December 31, 2000. An adjustment has been made to correct the error.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 10, 2002

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
December 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$337,336
Accounts receivable, net (Note 2)	103,953
Other receivable - related party	24,826
Other receivable	20,320

Total Current Assets	486,435

FIXED ASSETS, NET (Note 2)	99,507

OTHER ASSETS
Deposits	12,684
Goodwill, net (Note 8)	290,677
Equity investment (Note 6)	-
Note and interest receivable, net (Note 5)	-

Total Other Assets	303,361

TOTAL ASSETS	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2001
CURRENT LIABILITIES
Accounts payable	$53,496
Accounts payable - related party (Note 7)	49,244
Accrued expenses	17,063
Notes payable - related parties (Note 9)	13,247

Total Current Liabilities	133,050

LONG-TERM DEBT

Notes payable - related parties (Note 9)	76,902

Total Long-Term Debt	76,902

Total Liabilities	209,952

Minority interestS in consolidated subsidiarIES	2,095

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655
Additional paid-in capital	11,893,095
Other comprehensive (loss)	(839)
Accumulated deficit	(11,235,655)

Total Stockholders' Equity	677,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
	For the Years Ended December 31,
	2001	2000
		(Restated)

REVENUES	$1,082,658	$1,166,302

COST OF SALES	973,407	912,514

Gross Margin	109,251	253,788

EXPENSES

Discount on induced debenture conversion	-	1,261,630
Bad debt expense	-	17,692
General and administrative	328,774	627,362
Depreciation and amortization expense	99,856	96,948
Consulting expense	216,948	309,288

Total Expenses	645,578	2,312,920

Loss from Operations	(536,327)	(2,059,132)

OTHER INCOME (EXPENSE)

Other income	4,178	-
Interest income	19,877	21,958
Interest expense	(7,177)	(109,401)

Total Other Income (Expense)	16,878	(87,443)

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES	(519,449)	(2,146,575)

Minority interest in loss of consolidated subsidiaries	18,511	-

NET LOSS	(500,938)	(2,146,575)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustments	83	(922)

Total Other Comprehensive Loss	83	(922)

TOTAL OTHER COMPREHENSIVE LOSS	$(500,855)	$(2,147,497)

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)
	For the Years Ended December 31,
	2001	2000
		(Restated)
BASIC LOSS PER SHARE

Net Loss	$(0.02)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,655,860	16,471,524

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
	Common Stock Shares / Amount		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit

Balance, December 31, 1999	12,106,450	$12,106	$7,109,442	$-	$(8,588,142)

Common sock issued for services at $0.25 per share	450,000	450	112,050	-	-

Common stock issued for payment of related party debt at $0.28 per share	1,210,000	1,210	338,800	-	-

Common stock issued for cash at $0.20 per share	300,000	300	59,700	-	-

Common stock issued for interest expense at $0.28 per share	100,000	100	19,538	-	-

Common stock issued for cash at $0.50 per share	2,541,600	2,541	1,268,259	-	-

Common stock issued for conversion of convertible debentures at $0.40 per share	3,802,500	3,803	1,517,197	-	-

Discount on induced conversion of debentures	-	-	1,261,630	-	-

Common stock issued for interest expense at $0.40 per share	145,310	145	57,979	-	-

Stock offering costs	-	-	(141,500)	-	-

Additional expense recorded through granting of options	-	-	290,000	-	-

Currency translation adjustment	-	-	-	(922)	-

Net loss for the year ended December 31, 2000 (Restated)	-	-	-	-	(2,146,575)

Balance, December 31, 2000	20,655,860	20,655	11,893,095	(922)	(10,734,717)

Currency translation adjustment	-	-	-	83	-

Net loss for the year ended December 31, 2001	-	-	-	-	(500,938)

Balance, December 31, 2001	20,655,860	$20,655	$11,893,095	$(839)	$(11,235,655)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2001	2000
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(519,449)	$(2,146,575)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	112,500
Bad debt expense	-	17,692
Issuance and conversion of debenture at less than fair market value	-	1,261,630
Amortization expense	96,893	96,892
Expense on options granted	-	290,000
Depreciation expense	2,964	55
Currency translation adjustment	311	(922)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(15,624)	(16,001)
(Increase) in accounts receivable - related party	(24,826)	-
(Increase) in other receivables	(20,320)	-
(Increase) in deposits	(12,684)	-
Increase (decrease) in interest receivable	2,565	(2,565)
Increase (decrease) in accrued expenses	8,203	(12,195)
Increase in accounts payable	68,658	34,104

Net Cash (Used) by Operating Activities	(413,309)	(365,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in minority interest	20,378	-
Purchase of fixed assets	(101,550)	(998)
Payments for purchase of subsidiary	-	(50,000)

Net Cash (Used by Investing Activities)	(81,172)	(50,998)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	23,116	-
Proceeds from issuance of stock	-	1,189,300
Payments on notes payable - related party	(1,642)	(7,140)

Net Cash Provided by Financing Activities	$21,474	$1,182,160

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
	For the Years Ended December 31,
	2001	2000
		(Restated)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(473,007)	$765,777

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	810,343	44,566

CASH AND CASH EQUIVALENTS AT END OF YEAR	$337,336	$810,343

CASH PAID DURING THE PERIOD FOR:
Interest	$7,794	$79,371
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for debt	$-	$1,861,010
Common stock issued for services	$-	$112,500
Convertible debentures issued below fair market value	$-	$1,261,630
Common stock issued for interest expense	$-	$77,762
Notes payable issued to acquire subsidiary	$-	$75,815

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include those of Spectre Industries, Inc. and Subsidiaries (Spectre) and its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG), its 51% owned subsidiary Bigoni-Stiner & Associates, Inc. (Bigoni), and its 54% owned subsidiary Autophotokiosk (APK). Collectively, they are referred to herein as "the Company".

Spectre was organized under the laws of the State of Nevada on May 13, 1986. The Company plans to concentrate on the development of sales of automotive aftermarket supplies.

On January 1, 2000, Spectre acquired 100% of the issued and outstanding shares of GAG and 51% of the issued and outstanding shares of Bigoni, respectively, in a business combination (see Note 8).

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

APK was incorporated under the laws of Germany on September 4, 2001, for the purpose of conducting business in photo kiosks. Spectre was one of the original incorporators of APK and owns a 54% interest in APK.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

b. Basic Loss Per Share - Continuing Operations

For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
Loss (Numerator)	Shares (Denominator)	Per share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
			(Restated)		(Restated)

$(500,938)	20,655,860	$(0.02)	$(2,146,575)	16,471,524	$(0.13)

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes

At December 31, 2001, the Company has an operating loss carryforward available to offset future taxable income of approximately $4,168,000 which will expire in 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

	For the Years Ended December 31,
	2001	2000
		(Restated)

Income tax benefit at statutory rate	$190,092	$707,778
Change in valuation allowance	(190,092)	(707,778)

	$-	$-

Deferred tax assets (liabilities) are comprised of the following:
	For the Years Ended December 31,
	2001	2000
		(Restated)

Income tax benefit at statutory rate	$1,583,840	$1,393,748
Change in valuation allowance	(1,583,840)	(1,393,748)

	$-	$-

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Concentrations of Risk

Cash

The Company maintains cash in various Swiss, German and Canadian accounts occasionally these amounts exceed insured limits.

Notes Receivable

Credit losses have been provided for in the consolidated financial statements and are based on management's expectations (Note 5).

Customers

The Company's subsidiary, Grant Automotive Group, represents approximately 53 manufacturers and sell to approximately 1,000 wholesale customers located in Canada. 15.8% of our sales are represented by the sale of products on behalf of one manufacturer. Of the customers to whom we sell products on behalf of manufacturers, none account for in excess of 10% of our sales.

    Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Recent Accounting Pronouncements

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Recent Accounting Pronouncements (Continued)

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

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending April 30, 2002 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill.

If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Recent Accounting Pronouncements (Continued)

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144 " On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under 'discontinued operations' in the financial statements amounts for operating losses that have not yet occurred.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition

Under the terms of an agreement, the Company provides sales and service support in specified territories. The Company receives a commission based on the net sales, less returns and adjustments, of merchandise sold by the manufacturer to its customers operating in specified territories. The commission revenue is recognized on an accrual basis in the period to which the manufacturers' sales relate. The Company also recognized revenue from its subsidiary, Autophotokiosk (APK) when the services have been provided and the money is collected from the photo machines.

j. Expenses

The Company utilizes the personnel, including management, sales and service, and office facilities, including space, systems and supplies, of Grant Brothers Sales, Limited, to service its customers and reimburses Grant Brothers Sales for all direct costs attributed to those customers.

k. Presentation

All amounts are reported in United States Dollars.

l. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $4,621 at December 31, 2001.

m. Principles of Consolidation

The consolidated financial statements include those of Spectre Industries, Inc. and Subsidiaries (Spectre), its 54% subsidiary Autophotokiosk (APK), its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG) and its 51% owned subsidiary, Bigoni-Stiner & Associates, Inc. (Bigoni). All significant intercompany accounts and transactions have been eliminated.

For the Company's foreign subsidiaries, GAG, the functional currency has been determined to be the Canadian dollar and for APK, it is the Euro. Accordingly, assets and liabilities are translated at period end exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives, primarily for 3 years, the photo kiosks have a useful life of 5 years. Property and equipment consisted of the following:

December 31, 2001

Photo kiosks	$101,550
Office equipment	998
Accumulated depreciation	(3,041)

$99,507

Depreciation expense for the years ended December 31, 2001 and 2000 was $2,964 and $55, respectively.

o. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was

$-0-, and $-0-, respectively.

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

q. Stock Options

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q. Stock Options (Continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is 2.4 years. The volatility used was 160.84% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) for the years ended December 31, 2001 and 2000 would have changed from the reported net income (loss) as follows:

2000	Proforma	As Reported

Net loss	$(2,257,423)	$(2,146,575)
Loss per common share
Basic	(0.14)	(0.13)
Diluted	(0.14)	(0.14)

2001	Proforma	As Reported

Net loss	$(500,938)	$(500,938)
Loss per common share
Basic	(0.02)	(0.02)

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

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

On January 14, 2000, the Company issued 1,210,000 shares of common stock at $0.28 per share in conversion of $340,010 of debt to related parties (See Note 7).

On January 1, 2000, the Company issued 450,000 shares of common stock at $0.25 per share for services valued at $112,500.

NOTE 5 - NOTE AND INTEREST RECEIVABLE

The Company had the following notes receivable:

December 31, 2001
Note receivable from DTI Technology, Inc. (DTI) dated July 31, 1998, bearing interest at 9.00%, due on July 31, 1999, secured by assets of DTI.	$300,000

Note receivable from Dega Technology, Inc. (DEGA) date December 9, 1998, bearing interest at prime plus 1% (8.75% at December 31, 1998), due on June 30, 1999, secured by assets of Dega.	210,000

Total notes receivable	510,000

Less: allowance for bad debts	(510,000)

$-

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 5 - NOTE AND INTEREST RECEIVABLE (Continued)

The Company accrued interest of $-0- and $-0- on these notes during the year ended December 31, 2001 and the year ended December 31, 2000, respectively, accordingly the total interest receivable due from these notes at December 31, 2001 and 2000 was $58,541 and $58,541, respectively which has been fully allowed for.

On November 30, 1999, the Company filed a petition with the United States Bankruptcy Court - Central District of California to force DEBA, dba DTI, into Chapter 7 bankruptcy. Because of the doubtful nature of the collection, the Company has established an allowance for the full amount of the notes and interest receivable of $568,541.

The Company had loaned the $510,000 to DEGA with the expectation that the money would be used for a computer based information product which could be used by the Company. The Company and DEGA were also contemplating a merger. The Company had no relationship with DEGA prior to the merger negotiations and cash advances.

NOTE 6 - EQUITY INVESTMENT

In 1997, the Company received a 25% interest in Spectre Holdings Limited (SHL), a Channel Islands company. SHL owns 100% of Spectre Cars Limited, a Channel Islands company. The Company received the interest for transferring its knowledge and expertise in the automobile industry to SHL. The investment is accounted for using the equity method of accounting. In 1998, the investment was deemed to have no value because of the recurring losses of SHL and the inability to sell the SHL shares. Accordingly, the Company has recognized a loss from the equity subsidiary of $-0- and $-0- for the years ended December 31, 2001 and 2000.

NOTE 7 - ACCOUNTS PAYABLE - RELATED PARTY

In 1999, related parties performed services which were valued at $337,200. The Company issued 1,210,000 shares of common stock on January 14, 2000 for the conversion of this amount (See Note 4).

In 2001, the Company purchased photo kiosks from a shareholder for $101,550 with a balance owing of $49,244 as of December 31, 2001.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 8 - BUSINESS COMBINATIONS (Continued)

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

In addition, on January 1, 2000, the Company acquired 51% of the outstanding shares of Bigoni-Stiner & Associates, Inc. (Bigoni), a distributor of automobile parts and accessories. The total acquisition cost was $75,815 (the present value of $100,000 to be paid over 5 years). The excess of the total acquisition cost over the fair value of the net assets acquired of $2,615 is being amortized over 5 years by the straight-line method.

The acquisition has been accounted for as a purchase and results of operations of Bigoni, since the date of acquisition, are included in the consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 8 - BUSINESS COMBINATIONS (Continued)

On September 4, 2001, the Company acquired a 54% interest of Autophotokiosk, GmbH, (APK). The Company was one of the original incorporators of APK and purchased its 54% interest for $23,922. APK was formed under the laws of Germany.

The results of operations of APK, since the date of organization, are included in the consolidated financial statements.

The Company has entered into an agreement with APK to provide financing for operations up to $116,950, principally for the purchase of photo kiosks. As of December 31, 2001, the Company had advanced $73,567 to APK.

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

In connection with the purchase of its 51% interest in Bigoni, the Company issued non-interest bearing notes payable with a face value of $100,000 to be paid over 5 years. The amount of the annual payment is variable. The annual payment is calculated at 1/5th of 24.5% of the gross revenues of Bigoni-Stiner. These notes payable were recorded at their present value of $75,815 using a standard discount rate of 10%.

On November 13, 2001, the Company borrowed $19,469 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.57% on December 31, 2001. The loan is due on December 31, 2003. An interest payment is due at September 5, 2002 and then every six months until December 31, 2003, at which time this note will be due.

On December 18, 2001, the Company borrowed $3,647 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.52% on December 31, 2001. The loan is due on December 31, 2003. An interest payment is due at September 5, 2002 and then every six months until December 31, 2003, at which time this note will be due.

At December 31, 2001, notes payable-related parties consisted of the following:

Total notes payable - related parties	$90,149
Less: current maturities	(13,247)

Non-current notes payable - related parties	$76,902

Maturities of notes payable - related parties are as follows:

Year Ending December 31,
2002	$13,247
2003	41,044
2004	17,928
2005	17,430
2006	-
Total	$90,149

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 10 - COMMITMENTS

During June 1998, the Company entered into a consulting agreement with I.S. Grant and Company Ltd. (A related party). The agreement is scheduled to run through June 2003. The consultant is to provide on-site management and marketing services. The consulting company shall receive compensation as outlined below:

Year Ending December 31,
2002	$127,000
2003	66,500

Total	$193,500

The agreement also calls for a monthly car allowance in the amount of $500.

On July 15, 2001, the Company entered into a management agreement with a shareholder of APK, to provide management services to APK. This agreement runs through December 31, 2001. It provides for monthly payments of $1,063 plus any travel expenses incurred by the shareholder.

On July 15, 2001, APK entered into an employment agreement. The agreement provides for a monthly salary of $2,718 plus a commission of 1.5% of the revenues earned on each photo kiosk placed in service. The Company is also to provide a vehicle for the employee.

On October 1, 2001, the Company entered into a consulting agreement with a Canadian company (a related party) to provide management services. The consultant shall receive a fee of $18.85 per hour for an average of 30 hours per week or $2,262 per month.

NOTE 11- STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2001 and changes during the year ending December 31, 2001 are presented below:

	Options	Weighted Average Exercise Price

Outstanding, December 31, 2000	400,000	$0.40
Granted	-	-
Expired/Canceled	-	-
Exercised	-	-

Outstanding, December 31, 2001	400,000	$0.40

Exercisable, December 31, 2001	400,000	$0.40

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 11- STOCK OPTIONS (Continued)

On July 31, 2000, the Company agreed to issue options to purchase 400,000 shares of common stock at an exercise price of $0.40 per share to two board members, these options expire on December 31, 2002.

NOTE 12 - PRIOR PERIOD ADJUSTMENTS

The Company has restated its financial statements to reflect adjustments related to stock options granted. Subsequent to the original issuance of the December 31, 2000 consolidated financial statements, the Company determined that additional expenses for the granting of options per ABP 25, had not been recorded (See Note 2), in the amount of $290,000. This resulted in the understatement of the Company's net loss for the year ended December 31, 2000 by $290,000. Correction of this error had the following effect to the December 31, 2000 statements:

	Originally Reported	As Restated	Difference

Net loss	$(1,856,575)	$(2,146,575)	$290,000
Accumulated deficit	(10,444,717)	(10,734,717)	290,000
Loss per share	$(0.11)	$(0.13)	$(0.02)

NOTE 13 - SEGMENT REPORTING

The Company's reportable segments are business units that offer different products and services. The company has two reportable business segments: Automotive parts sales and photographic services performed in photo kiosks.

The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 2). All significant intersegment transactions have been eliminated in the consolidated financial statements.

Financial information as of and for the year ended December 31, 2001 with respect to the reportable segments is as follows:

	Automotive Parts Sales	Photographic Services	Totals

Cash	$309,267	$28,068	$337,336
Fixed assets, net	575	98,932	99,507
Total assets	1,131,361	160,004	1,291,365
External revenues	1,079,500	3,158	1,082,658
Cost of goods sold	969,172	4,235	973,407
Interest revenue	19,877	-	19,877
Interest expense	7,177	-	7,177
Segment loss before tax effect	$(382,316)	$(40,241)	$(422,557)

The following schedules are presented to reconcile amounts in the forgoing segment information to the amounts reported in the Company's consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 13 - SEGMENT REPORTING (Continued)

Assets
Total assets of reportable segments	$889,303
Goodwill, net	(290,677)
Consolidating entries	692,739
$1,291,365

Profit
Total loss of reportable segments	$(500,938)
Minority interest in loss	(18,511)
amortization of goodwill	96,892
$(422,557)

The following table presents information about the Company's revenue (attributed to countries bases on the location of the customer) and long-lived assets by geographic area:

Geographic Information
	Revenues	Long-Lived Assets
United States	$135,176	$-
Canada	944,324	940
Germany	3,158	101,500
	$1,082,658	$102,490

NOTE 14 - SUBSEQUENT EVENTS

On January 3, 2002, APK entered into an automobile lease that runs for 42 months with monthly lease payments of $598.

On January 30, 2002, the Company entered into a joint venture with DST MacDonald to be the exclusive representative in Canada for certain products and services. This is a three year agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of our company are as follows:

Name	Position Held	Age	Director Since
Ian S. Grant	President, Chief Executive Officer and Director	49	1999
Peter Schulz von Siemens	Director	46	2000

Ian S. Grant has been our President, Chief Executive Officer and a director since January 1, 1999. Mr. Grant also is a director of GBS. He is also the President of Grant & Co., which provides management services to us under the Consulting Agreement dated June 1, 1998. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products.

Peter Schulz von Siemens has been a director since October 16, 2000. He owns and manages several companies under his name in Zurich, Switzerland and Munich, Germany, providing asset management and financial advisory services for high net worth individuals and institutional investors. Prior to founding the Schulz von Siemens Group in 1993, he was managing partner of Feuchtwanger & Partner, Munich and Vice President of Bank Sarasin & Cie., Zurich. Mr. Schulz von Siemens currently serves as President and CEO of AVIS Financial Holding Ltd., AVIS Currency Exchange (N.Y.) Inc. and AVIS Capital Partners Inc., located in New York, New York, and is also a director of Onion Communications Ltd., Milan, Italy.

At the present time, no family relationship exists among any of the named directors and executive officers. However, the balance of the shares of GBS, which manages GAG and of which Ian S. Grant is a shareholder and director, are held equally by John Grant and Ken Grant, who are cousins of Ian S. Grant.

No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of our company. The directors of our company are elected annually and serve until their successors are elected and qualified, or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors.

At the present time, none of our directors or executive officers is or has been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10 percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, the absence of a Form 3, 4 or 5 or written representations that no Forms 5 were required, we believe that, during fiscal year 2001, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the fiscal years ended December 31, 2001 and 2000 earned by our Chief Executive Officer for services rendered to us.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Ian S. Grant President, Chief Executive Officer and Director(1)	2001 2000 1999	$115,000(2) $105,000(2) $ 95,000(4)	- $281,000(3) -	- - $296,750(5)	- - -	- -	- - -	- - -

(1) Mr. Grant was appointed President and Chief Executive Officer in June of 1998. He was elected to the Board of Directors on January 1, 1999.

(2) Represents the payment by us to Grant & Co., pursuant to our contract with Grant & Co. Mr. Grant also received a car allowance in the amount of $6,000 in 2000 and 2001. See Item 12 "Certain Relationships And Related Transactions".

(3) Mr. Grant acquired 1,000,000 common shares in our capital on January 4, 2000 as a bonus for services provided to us, which were valued at $281,000 or $0.281 per share.

(4) Represents the payment by us to Grant & Co., pursuant to the contract between us and Grant & Co. that commenced in July 1999, as well as fees earned from a prior consulting contract in effect earlier in 1999. Mr. Grant also received a car allowance in the amount of $3,000 in 1999. See Item 12 "Certain Relationships And Related Transactions".

(5) Mr. Grant acquired 250,000 common shares in our capital on February 23, 1999 as compensation for his services as an officer and director, which were valued at $296,750 or $1.187 per share.

We currently do not have a stock option plan or a long-term incentive plan. For the year ended December 31, 2001, no options or stock appreciation rights were granted to, or exercised by, any of our directors of executive officers.

DIRECTORS' COMPENSATION

On January 14, 2000, we issued 1,000,000 shares of restricted common stock to Ian S. Grant valued at $281,000 as a bonus in recognition of his services to our company. We did not issue any common stock to either of our directors in connection with directors' compensation during the year ended December 31, 2001. We do not compensate our directors for their attendance at board meetings. All directors, however, are reimbursed for their expenses in connection with attending board and committee meetings.

BOARD COMMITTEES

The Board of Directors currently consists of two members. The Board has no compensation committee. The Board of Directors currently makes all compensation decisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2001 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each other person known by us to be the beneficial owner of more than five percent of the common stock.

Name and Address of Beneficial Owner, Directors and Executive Officers	Share Beneficially Owned(1)
	Number	Percent

Ian S. Grant 260 East Esplanade Unit 6 North Vancouver, British Columbia Canada V7L 1A3	1,050,000(2)	5.1%
Peter Schulz von Siemens Fadail 28 7078 Lenzerheide, Switzerland	200,000(3)	1.0%
All Directors and Officers as a Group	1,250,000	6.05%

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting power and investing power with respect to all shares of common stock shown as beneficially owned by them.

(2) Mr. Grant is the beneficial owner of 20% of the common shares of GBS, which holds an aggregate of 450,000 shares of our common stock. The shares referenced above include 45090,000 shares attributable to Mr. Grant indirectly through his ownership interest in GBS. Mr. Grant disclaims any beneficial ownership in the remaining shares of our common stock owned by GBS except indirectly to the extent of his 20% interest in GBS. The remaining shares of GBS are held by relatives of Ian S. Grant (John D. Grant and Kenneth Grant).

(3) Mr. Schultz Von Siemens holds 200,000 options with the exercise price of $.40 per share, which are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into the Consulting Agreement with Grant & Co. dated June 1, 1998, pursuant to which Grant & Co. is required to provide us with the services of Mr. Ian S. Grant. Mr. Grant is our President and Chief Executive Officer, as well as a director. Under the Consulting Agreement, which expires June 30, 2003, Grant & Co. is to provide the services of its President, Ian S. Grant, to us to manage and direct our business for 80% of his business time.

Neither Mr. Grant nor Grant & Co., its officers, directors or employees, is permitted to compete with us or own an interest in or manage, control or otherwise participate in any enterprise in the automotive after-market business during the term of the Consulting Agreement and for a one-year period following the expiration of the Consulting Agreement, with the exception of any interest in GBS.

In addition, we agreed to use our best efforts to cause Mr. Grant to be elected as our director, as well as Chief Executive Officer and/or President. The Consulting Agreement terminates upon the death or permanent disability of Mr. Grant or for cause with or without notice. Termination for cause requires the unanimous approval of our Board of Directors with the exception of Mr. Grant. If such a termination is determined to be without cause, we are required to make severance payments for a period of one year in amount and kind identical to the compensation under the terms of the Consulting Agreement.

THE RELATIONSHIP BETWEEN OUR COMPANY, GRANT & CO. AND GBS

The Consulting Agreement states that the services of Mr. Grant will be made available to us throughout the term of the Consulting Agreement. Those services include responsibility for all of our activities, including all general corporate matters, overall supervision of GAG and Bigoni-Stiner and other initiatives we may undertake in the future. The Management Agreement with GBS provides that GBS will run the day-to-day operations of GAG.

Mr. Grant does not receive any compensation as our President except for the monies paid to Grant & Co. by us pursuant to the Consulting Agreement. Mr. Grant's interest in the monies paid by GAG to GBS is indirect, through his minority stock interest in GBS. Those monies are paid to GBS for its management of GAG.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Financial Statements

Independent Auditor's Report, dated April 10, 2002

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation of Abercrombie, Inc. (incorporated by reference from our Form 10-SB Registration Statement, as amended, originally filed on May 8, 2000)

3.2 Amended Articles of Incorporation of Abercrombie, Inc. (incorporated by reference from our Form 10-SB Registration Statement, as amended, originally filed on May 8, 2000)

3.3 Amended Articles of Incorporation of Spectre Motor Cars, Inc. (incorporated by reference from our Form 10-SB Registration Statement, as amended, originally filed on May 8, 2000)

3.4 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, as amended, originally filed on May 8, 2000)

(21) Subsidiary

Grant Automotive Group, Inc. (100% wholly owned subsidiary)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2002

SPECTRE INDUSTRIES, INC.

By: /s/ Ian S. Grant
Ian S. Grant
President, Chief Executive
Officer and Director

By: /s/ Peter Schulz von Siemens
Peter Schulz von Siemens, Director