Form 10QSB
period 2002-03-31
SPECTRE INDUSTRIES INC
filed 2002-05-15
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

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

20,655,860 common shares outstanding as of May 13, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Spectre Industries Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 15, 2002

/s/ Ian S. Grant
Director, President and CEO of Spectre Industries Inc.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31, 2002	December 31, 2001
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$210,133	$337,336
Accounts receivable, net	113,215	103,953
Other receivable - related party	-	24,826
Other receivable	7,411	20,320
Prepaid expenses	12,608	-

Total Current Assets	343,367	486,435

FIXED ASSETS, NET	105,232	99,507

OTHER ASSETS

Deposits	12,458	12,684
Goodwill, net	290,677	290,677

Total Other Assets	303,135	303,361

TOTAL ASSETS	$751,734	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2002	December 31, 2001
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$76,067	$53,496
Accounts payable - related party	-	49,244
Accrued expenses	14,338	17,063
Notes payable - related party	10,161	13,247

Total Current Liabilities	100,566	133,050

LONG-TERM DEBT

Notes payable - related parties	99,667	76,902

Total Long-Term Debt	99,667	76,902

Total Liabilities	200,233	209,952

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	-	2,095

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655	20,655
Additional paid-in capital	11,893,095	11,893,095
Other comprehensive income (loss)	(12,831)	(839)
Accumulated deficit	(11,349,418)	(11,235,655)

Total Stockholders' Equity	551,501	677,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$751,734	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

REVENUES	$317,809	$289,548

COST OF SALES	265,606	197,483

Gross Margin	52,203	92,065

EXPENSES

General and administrative	99,440	124,348
Depreciation and amortization expense	840	24,304
Consulting expense	66,425	64,023

Total Expenses	166,705	212,675

Loss from Operations	(114,502)	(120,610)

OTHER INCOME (EXPENSE)

Interest income	548	7,681
Interest expense	(1,676)	(4,678)

Total Other Income (Expense)	(1,128)	3,003

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES	(115,630)	(117,607)

Minority interest in loss of consolidated subsidiaries	1,867	-

INCOME TAX EXPENSE	-	-

NET LOSS	(113,763)	(117,607)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(11,992)	4,094

Total Other Comprehensive Income (Loss)	(11,992)	4,094

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(125,755)	$(113,513)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,655,860	20,655,860

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)

	Shares	Amount

Balance, December 31, 2000	20,655,860	$20,655	$11,893,095	$(922)	$(10,734,717)

Currency translation adjustment	-	-	-	83	-

Net loss for the year ended December 31, 2001	-	-	-	-	(500,938)

Balance, December 31, 2001	20,655,860	20,655	11,893,095	(839)	(11,235,655)

Currency translation adjustment (unaudited)	-	-	-	(11,992)	-

Net loss for the three months ended March 31, 2002 (unaudited)	-	-	-	-	(113,763)

Balance, March 31, 2002 (unaudited)	20,655,860	$20,655	$11,893,095	$(12,831)	$(11,349,418)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(115,630)	$(117,607)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	-	24,223
Depreciation expense	840	81
Currency translation adjustment	(11,992)	4,094
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,251)	(15,722)
(Increase) decrease in accounts receivable - related party	25,000	-
(Increase) decrease in other receivables	12,906	-
(Increase) in prepaid expenses	(12,608)	-
Increase (decrease) in interest receivable	-	2,565
Increase (decrease) in accrued expenses	(2,725)	4,679
Increase (decrease) in accounts payable	(26,686)	(5,699)

Net Cash (Used) by Operating Activities	(140,146)	(103,386)

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in minority interest	(228)	-
Purchase of fixed assets	(6,508)	-

Net Cash (Used) by Investing Activities	(6,736)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	22,765	-
Payments on notes payable - related party	(3,086)	-

Net Cash Provided by Financing Activities	$19,679	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,

	2002	2001

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(127,203)	$(103,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,336	810,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$210,133	$706,957

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SEGMENT REPORTING

The Company's reportable segments are business units that offer different products and services. The company has two reportable business segments: Automotive parts sales and photographic services performed in photo kiosks.

All significant intersegment transactions have been eliminated in the consolidated financial statements.

Financial information as of and for the year ended December 31, 2001 with respect to the reportable segments is as follows:

	Automotive Parts Sales	Photographic Services	Total
External revenues	$297,444	$20,365	$317,809
Cost of goods sold	255,177	10,429	265,606
Interest income	548	-	548
Interest expense	1,676	-	1,676
Segment loss before tax effect	$(91,814)	$(23,816)	$(115,630)

The following schedules are presented to reconcile amounts in the forgoing segment information to the amounts reported in the Company's consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2002 and December 31, 2001

NOTE 2 - SEGMENT REPORTING (Continued)

Profit
Total loss of reportable segments	$(113,763)
Minority interest in loss	(1,867)
$(115,630)

The following table presents information about the Company's revenue (attributed to countries bases on the location of the customer) and long-lived assets by geographic area:

Geographic Information
	Revenues	Long-Lived Assets
United States	$47,478	$-
Canada	249,966	940
Germany	20,365	108,060
	$317,809	$109,000

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to our unaudited consolidated financial statements for the period ended March 31, 2002 (see Item 1 "Financial Statements").

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

We acquired all of the shares of GAG pursuant to a Share Purchase Agreement, dated January 1, 2000, from GBS, a Canadian manufacturers' representative of automotive parts. The business of GAG consisted of GBS's traditional automotive division and heavy-duty division, consisting of the representation of approximately 53 manufacturers of parts used in the automotive after-market industry. As part of this transaction, we entered into the Management Services Agreement with GBS to provide managerial, sales and office support services to GAG for a term of five years. The Management Services Agreement provides GBS with a strong incentive to operate GAG efficiently and successfully. Further, it was clear that raising additional capital for our company would be difficult until GAG had been overseen and operated by our company for a substantial period of time.

Through GAG, we operate as a manufacturers' representative for manufacturers of products for the automotive parts after-market industry in the wholesale market within Canada. GAG acts as sales agent to wholesale distributors of after-market automotive parts. It does not sell to mass retail merchandisers that sell many products both related and unrelated to the automotive industry. GAG has expanded its representation business to include software developers who have created products directly applicable for use in this market. In general, GAG is compensated by manufacturers for its services on a commission basis.

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

Three-Month Period Ended March 31, 2002 Compared to the Three-Month Period ended March 31, 2001.

Results of Operations

We incurred a net loss of $113,363 for the three-month period ended March 31, 2002 compared to a net loss of $117,607 for the comparative period in 2001. The decrease in net losses was primarily due to an increase in revenues and a reduction in general and administrative expenses. Comparison of the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001 is provided below.

Revenues

We recognized a slight increase in revenues to $317,809 for the three-month period ended March 31, 2002, the majority of which were generated through commissions earned by our principal operating subsidiary, Grant Automotive Group, Inc., on the sales of its principal automotive and truck products to wholesale buyers. During the comparable period in 2001, we recognized revenues of $289,548. However, due to an increase in the costs of sale, our gross margins decreased from $92,065 for period ended March 31, 2001 to $52,203 for the period ended March 20, 2002.

General, Administration and Professional Fees

We experienced a decrease in general and administration expenses in the three-month period ended March 31, 2002 to $99,440, as compared to general and administration expenses for the same period in 2001 of $124,348. This decrease was primarily due to a decrease in professional fees during the three months ended March 31, 2002. Professional fees decreased in the three-month period ended March 31, 2002 due to a decrease in legal fees and fees payable to our independent auditor, as a result of having cleared our Registration Statement that was initially filed with the Securities and Exchange Commission on May 8, 2000.

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

Liquidity and Capital Resources

Our principal capital requirements to date have been used to fund ongoing operations, and recently for the acquisition of our interest in APK. During the three month period ended March 31, 2002, we incurred a loss of $113,763. During the same period in 2001, we incurred a loss of $117,607.

Net cash used in operating activities for the three-month period ended March 31, 2002 was $140,146 compared to net cash used in operating activities of $103,146 during the comparative period in 2001. The increase in cash used in operating activities is substantially attributed to a currency translation adjustment of $11,992. In addition, there was an increase of prepaid expenses of $12,608 and a decrease in accounts payable of $26,686 at March 31, 2002 from the year end, which also increased cash used for operating activities during the period. Cash used in operating activities was partially off set by decreases in receivables of $37,906 at March 31, 2002 from the year end.

Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. During the three-month period ended March 31, 2002, we did not engage in any material financing or investing activities, although during the period we received $22,765 from a note payable due from a related party. Accounts payable and accrued liabilities are watched particularly closely.

Net cash used in investing activities during the three-month period ended March 31, 2002 was $6,736, compared to none for the same period in 2001. The net decrease in cash during the three-month period ended March 31, 2002 was $127,203, leaving us with a cash balance at March 31, 2002 of $210,133.

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

Personnel

As of March 31, 2002, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending March 31, 2003, we do not expect to hire any employees.

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

We Lack Working Capital

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing by the end of 2002, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. There can be no assurances that additional equity or other financing will be available at all or available on terms acceptable to us.

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

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of $113,763 for the three month period ended March 31, 2002.

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

Effect Of Shares Eligible For Public Sale

As of May 13, 2002, there were 20,655,860 common shares issued and outstanding. As of May 13, 2002, there were no shares held in escrow. Furthermore, as at May 13, 2002, 200,000 shares were issuable upon the exercise of options, and no shares were issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of May 13, 2002, directors and executive officers beneficially owned approximately 6% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On February 12, 2002, we filed a Form 8-K Current Report, in connection with the acquisition of our interest in APK. An amended Current Report on Form 8-K/A was filed on April 22, 2002, which included pro-forma financial statements accounting for the acquisition of our interest in APK.

Financial Statements Filed as a Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(3)
Articles of Incorporation	3.1
Amendment to Articles of Incorporation	3.2
Amendment to Articles of Incorporation	3.3
Bylaws	3.4
Instruments defining the Rights of Holders (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(4)
Form of Option agreement for Director Schulz Von Siemens	4.6
Material Contracts	(10)
Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002)	10.1
Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH. (incorporated by reference from our Form 8-K filed on February 12, 2002).	10.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: May 15, 2002