Form 10QSB
period 2002-06-30
SPECTRE INDUSTRIES INC
filed 2002-08-19
CIK 1111872

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

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

20,655,860 common shares outstanding as of August 15, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Spectre Industries Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 19, 2002

/s/ Ian S. Grant
Director, President and CEO of Spectre Industries Inc.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and December 31, 2001

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	June 30,	December 31
	2002	2001
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$196,234	$337,336
Accounts receivable, net	95,211	103,953
Other receivable - related party	-	24,826
Other receivable	-	20,320

Total Current Assets	291,445	486,435

FIXED ASSETS, NET	126,360	99,507

OTHER ASSETS

Deposits	2,096	12,684
Goodwill, net	290,677	290,677

Total Other Assets	292,773	303,361

TOTAL ASSETS	$710,578	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31
	2002	2001
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$44,027	$53,496
Stock subscription payable	99,974	-
Accounts payable - related party	-	49,244
Accrued expenses	4,906	17,063
Notes payable - related party	-	13,247

Total Current Liabilities	148,907	133,050

LONG-TERM DEBT

Notes payable - related parties	113,534	76,902

Total Long - Term Debt	113,534	76,902

Total Liabilities	262,441	209,952

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	-	2,095

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000
shares authorized, 20,655,860 shares issued
and outstanding	20,655	20,655
Additional paid-in capital	11,893,095	11,893,095
Other comprehensive income (loss)	1,924	(839)
Accumulated deficit	(11,467,537)	(11,235,655)

Total Stockholders' Equity	448,137	677,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$710,578	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

REVENUES	$309,099	$321,898	$626,908	$611,446

COST OF SALES	285,185	338,262	550,791	535,745

Gross Margin (Deficit)	23,914	(16,364)	76,117	75,701

EXPENSES

General and administrative	81,179	60,724	180,619	185,066
Depreciation and amortization expense	12,902	24,300	13,742	48,610
Consulting expense	45,494	28,420	111,919	92,443
Total Expenses	139,575	113,444	306,280	326,119

Loss from Operations	(115,661)	(129,808)	(230,163)	(250,418)

OTHER INCOME (EXPENSE)

Interest income	141	6,858	689	14,539
Interest expense	(2,599)	-	(4,275)	(4,678)
Total Other Income (Expense)	(2,458)	6,858	(3,586)	9,861

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES	(118,119)	(122,950)	(233,749)	(240,557)

Minority interest in loss of consolidated subsidiaries	-	-	1,867	-

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(118,119)	(122,950)	(231,882)	(240,557)

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	14,755	2,160	2,763	6,254

Total Other Comprehensive Income	14,755	2,160	2,763	6,254

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(103,364)	$(120,790)	$(229,119)	$(234,303)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,655,860	20,655,860	20,655,860	20,655,860

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(233,749)	$(240,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	-	48,449
Depreciation expense	13,742	161
Currency translation adjustment	2,763	6,254
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,743	(78,364)
Decrease in accounts receivable - related party	24,826	-
Decrease in other receivables	20,320	-
Decrease in deposits	10,588	-
(Decrease) in accrued expenses	(12,157)	(3,116)
Increase (decrease) in accounts payable	(57,659)	57,585

Net Cash Used by Operating Activities	(222,583)	(209,588)

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in minority interest	(228)	-
Purchase of fixed assets	(41,650)	-

Net Cash Used by Investing Activities	(41,878)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in stock subscription payable	99,974	-
Proceeds from notes payable - related party	36,678	-
Payments on notes payable - related party	(13,293)	(1,642)

Net Cash Provided (Used) by Financing Activities	123,359	(1,642)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,102)	(211,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,336	810,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,234	$599,113

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$7,794
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SEGMENT REPORTING

The Company's reportable segments are business units that offer different products and services. The company has two reportable business segments: Automotive parts sales and photographic services performed in photo kiosks.

All significant intersegment transactions have been eliminated in the consolidated financial statements.

Financial information as of and for the year ended June 30, 2002 with respect to the reportable segments is as follows:
	Automotive	Photographic	Corporate
	Parts Sales	Services	Unallocated	Totals
External revenues	$592,475	$34,433	$-	$626,908
Cost of goods sold	530,191	20,600	-	550,791
Interest income	45	-	644	689
Interest expense	3,461	814	-	4,275
Segment income (loss) before tax effect	$9,727	$(50,800)	$(192,676)	$(233,749)

The following schedules are presented to reconcile amounts in the forgoing segment information to the amounts reported in the Company's consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2002 and December 31, 2001

NOTE 2 - SEGMENT REPORTING (Continued)
Profit
Total loss of reportable segments	$(231,882)
Minority interest in loss	(1,867)
$(233,749)

The following table presents information about the Company's revenue (attributed to countries bases on the location of the customer) and long-lived assets by geographic area:
Geographic Information
		Long-Lived
	Revenues	Assets
United States	$80,093	$-
Canada	512,382	1,832
Germany	34,433	142,308
	$626,908	$144,140

NOTE 3 - SUBSEQUENT EVENT

On July 12, 2002 the Company paid $43,436 to purchase an additional 26% ownership interest in Autophoto Kiosk. This will bring the Company's total ownership to 80%.

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

Effective July 13, 2002 we increased our majority interest in APK by acquiring an additional 26% of the outstanding equity in consideration for the payment of $43,436. As a result, we now hold an 80% interest in APK.

During the quarter ended June 30, 2002 we continued our attempts to secure additional financing for our company. Unfortunately market conditions remained negative. As a result, we maintained our operations at existing levels and focusing primarily on our ongoing GAG and APK operations.

Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period ended June 30, 2001.

Results of Operations

We incurred a net loss of $231,882 for the six-month period ended June 30, 2002 compared to a net loss of $240,557 for the comparative period in 2001. The decrease in net losses was primarily due to an increase in revenues and a reduction in general and administrative expenses. Comparison of the six-month period ended June 30, 2002 and the six-month period ended June 30, 2001 is provided below.

Revenues

We recognized a slight increase in revenues to $626,908 for the six-month period ended June 30, 2002, the majority of which were generated through commissions earned by our principal operating subsidiary, Grant Automotive Group, Inc., on the sales of its principal automotive and truck products to wholesale buyers. During the comparable period in 2001, we recognized revenues of $611,446. Even with an increase in the costs of sales, our gross margins increased from $75,701 for period ended June 30, 2001 to $76,117 for the period ended June 30, 2002.

General, Administration and Professional Fees

We experienced a decrease in general and administration expenses in the six-month period ended June 30, 2002 to $180,619, as compared to general and administration expenses for the same period in 2001 of $185,069. This decrease was primarily due to a decrease in professional fees during the six months ended June 30, 2002. Professional fees decreased in the six-month period ended June 30, 2002 due to a decrease in legal fees and fees payable to our independent auditor, as a result of having cleared our Registration Statement that was initially filed with the Securities and Exchange Commission on May 8, 2000.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our principal capital requirements to date have been used to fund ongoing operations, and recently for the acquisition of our interest in APK. During the six-month period ended June 30, 2002, we incurred an operating loss of $230,163. During the same period in 2001, we incurred an operating loss of $250,418.

Net cash used in operating activities for the six-month period ended June 30, 2002 was $222,583 compared to net cash used in operating activities of $209,588 during the comparative period in 2001. The increase in cash used in operating activities is substantially attributed to a decrease in accounts receivable of $8,743 compared to an increase in accounts receivable of $78,364 for the same period in 2001. In addition, there was a decrease in accounts payable of $57,659 at June 30, 2002 from the year end, as compared to an increase in accounts payable of $57,585 for the same period in 2001, which also increased cash used for operating activities during the period. Cash used in operating activities was partially off set by decreases in receivables of $45,146 at June 30, 2002 from the year end.

Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. During the six-month period ended June 30, 2002, we did not engage in any material financing or investing activities, although during the period we received $36,678 from a note payable due from a related party. Accounts payable and accrued liabilities are watched particularly closely.

Net cash used in investing activities during the six-month period ended June 30, 2002 was $41,878, compared to none for the same period in 2001. The net decrease in cash during the six-month period ended June 30, 2002 was $141,102, leaving us with a cash and cash equivalents balance at June 30, 2002 of $196,234.

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

Personnel

As of June 30, 2002, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending June 30, 2003, we do not expect to hire any employees.

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

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of $233,749 for the six-month period ended June 30, 2002.

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

Effect Of Shares Eligible For Public Sale

As of August 15, 2002, there were 20,655,860 common shares issued and outstanding. As of August 15, 2002, there were no shares held in escrow. Furthermore, as at August 15, 2002, 200,000 shares were issuable upon the exercise of options, and no shares were issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of August 15, 2002, directors and executive officers beneficially owned approximately 6% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On July 31, 2002, we filed a Form 8-K Current Report, announcing that we increased our majority interest in AutoPhotoKiosk GmbH by acquiring an additional 26% of the outstanding equity in consideration for the payment of $45,000. As a result, we now hold an 80% interest in AutoPhotoKiosk.

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

SPECTRE INDUSTRIES INC.

By: Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: August 19, 2002