Form 10QSB
period 2002-09-30
SPECTRE INDUSTRIES INC
filed 2002-11-19
CIK 1111872

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

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

20,655,860 common shares outstanding as of November 15, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Spectre Industries Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 19, 2002

/s/ Ian S. Grant
Director, President and CEO of Spectre Industries Inc.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	September 30, 2002	December 31, 2001
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$105,663	$337,336
Accounts receivable, net	99,861	103,953
Other receivable - related party	-	24,826
Other receivable	1,115	20,320

Total Current Assets	206,639	486,435

FIXED ASSETS, NET	72,900	99,507

OTHER ASSETS
Deposits	-	12,684
Goodwill, net	300,327	290,677

Total Other Assets	300,327	303,361

TOTAL ASSETS	$579,866	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2002	December 31, 2001
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$137,676	$53,496
Stock subscription payable	99,974	-
Accounts payable - related party	-	49,244
Accrued expenses	8,179	17,063
Notes payable - related party	-	13,247

Total Current Liabilities	245,829	133,050

LONG-TERM DEBT
Notes payable - related parties	67,845	76,902

Total Long-Term Debt	67,845	76,902

Total Liabilities	313,674	209,952

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	-	2,095

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,655,860 shares issued and outstanding	20,655	20,655
Additional paid-in capital	11,898,111	11,893,095
Other comprehensive loss	(252)	(839)
Accumulated deficit	(11,652,322)	(11,235,655)

Total Stockholders' Equity	266,192	677,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$579,866	$889,303

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

REVENUES	$332,177	$304,948	$959,085	$916,394

COST OF SALES	339,795	210,860	890,586	746,606

Gross Margin (Deficit)	(7,618)	94,088	68,499	169,788

EXPENSES
General and administrative	106,734	72,007	287,353	257,075
Depreciation and amortization expense	4,322	24,305	18,064	72,912
Consulting expense	61,078	44,200	172,997	136,643

Total Expenses	172,134	140,512	478,414	466,630

Loss from Operations	(179,752)	(46,424)	(409,915)	(296,842)

OTHER INCOME (EXPENSE)
Other Income	-	25,000	-	25,000
Interest income	155	2,975	844	17,514
Interest expense	(3,322)	(679)	(7,597)	(5,358)

Total Other Income (Expense)	(3,167)	27,296	(6,753)	37,156

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES	(182,919)	(19,128)	(416,668)	(259,686)
Minority interest in loss of consolidated subsidiaries	-	-	-	-

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(182,919)	(19,128)	(416,668)	(259,686)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,176)	(4,684)	587	2,492
Total Other Comprehensive Income (Loss)	(2,176)	(4,684)	587	2,492

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(185,095)	$(23,812)	$(416,081)	$(257,194)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,655,860	20,655,860	20,655,860	20,655,860

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	September 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(416,668)	$(259,686)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	18,064	72,912
Current translation adjustment	587	2,492
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,093	(153,741)
Decrease in accounts receivable - related party	-	-
Decrease in other receivables	44,031	-
Decrease in deposits	12,684	-
(Decrease) in accrued expenses	(8,884)	(2,437)
Increase (decrease) in accounts payable	32,468	57,937
Net Cash Used by Operating Activities	(313,625)	(282,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in subsidiary investment	5,016	-
Sale of fixed assets	41,117	-
Decrease in minority interest	(11,744)	-
Purchase of fixed assets	(30,107)	-
Net Cash Used by Investing Activities	4,282	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in stock subscription payable	99,974	-
Proceeds from notes payable - related party	27,952	-
Payments on notes payable - related party	(50,256)	(1,642)

Net Cash Provided (Used) by Financing Activities	77,670	(1,642)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,673)	(284,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,336	810,343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,663	$526,178
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$7,794
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2002 and December 31. 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SEGMENT REPORTING

The Company's reportable segments are business units that offer different products and services. The company has two reportable business segments: Automotive parts sales and photographic services performed in photo kiosks.

All significant intersegment transactions have been eliminated in the consolidated financial statements.

Financial information as of and for the nine months ended September 30, 2002 with respect to the reportable segments is as follows:

	Automotive	Photographic	Corporate
	Parts Sales	Services	Unallocated	Totals
External revenues	$881,532	$77,553	$-	$959,085
Cost of goods sold	845,484	45,102	-	890,586
Interest income	63	-	781	844
Interest expense	5,000	2,597	-	7,597
Segment income (loss) before tax effect	$(52,672)	$(83,277)	$(280,719)	$(416,668)

The following schedules are presented to reconcile amounts in the forgoing segment information to the amounts reported in the Company's consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2002 and December 31, 2001

NOTE 2 - SEGMENT REPORTING (Continued)

Profit
Total loss of reportable segments	$(416,668)
Minority interest in loss	-
$(416,668)

The following table presents information about the Company's revenue (attributed to countries bases on the location of the customer) and long-lived assets by geographic area:

Geographic Information		Long-Lived
	Revenues	Assets
United States	$141,596	$-
Canada	739,936	1,763
Germany	77,553	84,556
	$959,085	$86,319

NOTE 3 - MATERIAL EVENTS

On July 12, 2002 the Company paid $43,436 to purchase an additional 26% ownership interest in Autophoto Kiosk. This will bring the Company's total ownership to 80%.

During August 2002, the Company entered into two leases for a total of eleven photo kiosks. The length of each lease is for 36 months with monthly payments of $1,472 and $1,766, respectively.

Future minimum payments are as follows:

Year Ending
December 31,
2002	$16,190
2003	38,856
2004	38,856
2005	22,666
2006	-
Total	$116,568

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

During August 2002 we entered into two leases for a total of eleven photo kiosks. The two leases are each for thirty six (36) months and have monthly payments of $1,472 and $1,766.

During the quarter ended September 30, 2002 we continued our attempts to secure additional financing for our company. Unfortunately market conditions remained negative. As a result, we maintained our operations at existing levels and focusing primarily on our ongoing GAG and APK operations.

Nine-Month Period Ended September 30, 2002 Compared to the Nine-Month Period ended September 30, 2001.

Results of Operations

We incurred a net loss of $416,668 for the nine-month period ended September 30, 2002 compared to a net loss of $259,686 for the comparative period in 2001. The increase in net losses was primarily due to an increase in costs of sales and an increase in general and administrative expenses. Comparison of the nine-month period ended September 30, 2002 and the nine-month period ended September 30, 2001 is provided below.

Revenues

We recognized an increase in revenues to $959,085 for the nine-month period ended September 30, 2002. During the comparable period in 2001, we recognized revenues of $916,394. Our gross margins decreased from $169,778 for period ended September 30, 2001 to $68,499 for the period ended September 30, 2002. The decrease in our gross margin was as a result of an increase in our costs of sales, which increased from $746,606 for the nine month period ended September 30, 2001 to $890,586 for the nine month period ended September 30, 2002.

General, Administration and Professional Fees

We experienced an increase in general and administration expenses in the nine-month period ended September 30, 2002 to $287,353, as compared to general and administration expenses for the same period in 2001 of $257,075. This increase was primarily due to administrative costs relating to the lease-base financing of APK.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our principal capital requirements to date have been used to fund ongoing operations, and recently for the acquisition of our interest in APK. During the nine-month period ended September 30, 2002, we incurred an operating loss of $409,915. During the same period in 2001, we incurred an operating loss of $296,842. Our only long term debt is a note payable to a related party in the amount of $67,845.

Net cash used in operating activities for the nine-month period ended September 30, 2002 was $313,625 compared to net cash used in operating activities of $282,523 during the comparative period in 2001.

Lack of operating cash flow to date requires that we carefully manage funds generated from financing activities. During the nine-month period ended September 30, 2002, we did not engage in any material financing or investing activities. Accounts payable and accrued liabilities are watched particularly closely.

Net cash used in investing activities during the nine-month period ended September 30, 2002 was $4,282, compared to none for the same period in 2001. The net decrease in cash during the nine-month period ended September 30, 2002 was $231,673, leaving us with a cash and cash equivalents balance at September 30, 2002 of $105,663.

We anticipate that we will be able to raise sufficient short-term capital in order to finance our operations and working capital requirements through the end of the fiscal year. Before the end of the current fiscal year, we also anticipate an increase in revenues that, in addition to any financing raised, will fund operations and working capital requirements. We do not currently have any material commitments for capital expenditures.

We do not believe that we currently are, or in the foreseeable future will be, able to receive any funds through a public offering of our securities. Accordingly, if additional capital is required, we will continue to seek financing from investors in private placements in the United States and Europe in order to finance the growth of our business. Based upon our current plan of operation, we estimate that we will require further financing resources together with funds generated by GAG and APK, to fund our current working capital requirements and other capital expenditure obligations through September 30, 2003.

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

Personnel

As of September 30, 2002, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending September 30, 2003, we do not expect to hire any employees.

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

We have not achieved profitability and expect to continue to incur net losses for the foreseeable future and we cannot give assurances that we will achieve profitability. We have incurred net losses of $416,668 for the nine-month period ended September 30, 2002.

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

Effect Of Shares Eligible For Public Sale

As of November 15, 2002, there were 20,655,860 common shares issued and outstanding. As of November 15, 2002, there were no shares held in escrow. Furthermore, as at November 15, 2002, 200,000 shares were issuable upon the exercise of options, and no shares were issuable upon the exercise of warrants. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of November 15, 2002, directors and executive officers beneficially owned approximately 6% of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On August 19, 2002, we filed a Form 8-K Current Report advising that on August 19, 2002 we filed our Form 10-QSB quarterly report for the period ended June 30, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 302 of the Sarbanes-Oxley Act.

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

SPECTRE INDUSTRIES INC.

By:/s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: November 19, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian S. Grant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spectre Industries, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Ian S. Grant

Ian S. Grant
Chief Financial Officer and Chief Executive Officer