Form 10KSB
SPECTRE INDUSTRIES INC
filed 2003-05-09
CIK 1111872

This Form 10-KSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  0-30573

Spectre Industries, Inc. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0226032 (I.R.S. Employer Identification No.)
#6-260 East Esplanade North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7L 1A3 (Zip Code)

Issuer's telephone number (604) 984-0400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,396,281

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

19,878,082 common shares at $0.15(1) = $2,981,712

(1) Average of bid and ask closing prices on May 1, 2003

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

20,878,082 common shares issued and outstanding as of May 1, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Spectre" mean Spectre Industries, Inc., unless otherwise indicated.

Business Development During Last Three Years

Spectre Industries, Inc. was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, our name was changed to Spectre Motor Cars, Inc. We changed our name to Spectre Industries, Inc. on November 6, 1997. In December 1997, we retained the services of I.S. Grant & Company, Ltd. to assist in exploring opportunities in the automotive after-market.

In June 1998, Mr. Ian S. Grant, President of I.S. Grant & Company, was appointed to serve as our President and Director. Mr. Grant assisted us with the acquisition of our 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG"), from Grant Brothers Sales, Ltd. ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and our company at the time. As part of a Management Services Agreement entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares.

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

On December 11, 2002 we entered into an agreement (the "Agreement") for the disposition of all of the shares of our wholly owned subsidiary GAG back to GBS (the "Sale"). A condition subsequent to the Agreement is that we receive shareholder approval for the Agreement at a meeting to be called for that purpose. We must obtain the approval of a majority of the shareholders represented in person or by proxy at the special meeting for the proposed disposition of the shares.

Our Current Business

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

In order to operate GAG, we compensate GBS with a commission pursuant to the Management Services Agreement. To operate our non-GAG activities, we entered into an agreement with I.S. Grant & Company whereby the services of Mr. Ian S. Grant are provided to us. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG, as well as our other activities. Mr. Grant is paid solely by I.S. Grant & Company for services rendered to us.

In an effort to diversify Spectre's business operations, on September 4, 2001, Spectre founded Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany, together with three other shareholders: Joachim Zweifel EURO6,500 (13%), Gerhildt Voigtlaender EURO6,500 (13%) and Vending Concept GmbH EURO10,000 (20%). Spectre paid EURO27,000 (approximately US$24,519) for a 54% interest in APK. Pursuant to a shareholder's agreement dated July 5, 2002 (the "APK Agreement"), Spectre acquired without paying a premium, the 26% of the capital of APK for EURO13.000 (approximately US$12,736) from two of the four shareholders of APK, Joachim Zweifel and Gerhild Voigtlaender, both residing in Germany. Spectre also took over two shareholder loans as part of the agreement. Each loan amounting to EURO18.453,60 (approximately US$18,079) for a total of EURO36,907.20 (approximately US$36,159), with no accumulated interest; from the selling shareholders Zweifel and Voigtlaender. Spectre now owns 80%, and Vending Concept GmbH, a Swiss corporation, continues to own the remaining 20% of the share capital of APK.

Business of APK

APK was incorporated in September 2001 as a service company to operate instant photo booths and related products, in major public access areas, primarily in Germany.

APK's existing customers are government and municipal agencies, malls and shopping centres. APK currently has 16 instant photo booths installed. The end users are individuals who go to the photo booths for photos to use in forms of personal identification (such as passports, driver's licences, personal identification, etc.) APK's photo booths produce photos using digital technology, and require no photo processing chemicals.

The locations for installation of a photo booth are made available by APK's customers who provide the locations for the photo booths. APK remunerates its customers, the location provider, through a revenue sharing arrangement of approximately 30-44% of the net revenues (gross revenues less 16% value-added-tax), generated by each installed photo booth, or alternatively through a fixed rental rate. The length of the contracts for the location rentals vary from one year (contracts with written termination three months prior to expiration) up to 10 years.

Of the 16 instant photo booths that are installed, 11 are leased from EFS Business Consult GmbH & Co. Hora OHG in Germany under two lease agreements at a price of EURO12,271 plus 16% V.A.T. Both lease agreements have the same terms, and are for a period of 36 months with an automatic extension of an additional 24 months. The terms of the lease agreements are such that during months 1 through 36, APK pays a fixed lease payment of EURO300 per month per machine, plus the applicable 16% V.A.T. Additionally, there is a variable lease payment component in months 1 through 36 that is payable annually, beginning December 31, 2003 (applicable for the period from August 2002 to the end of December 2003). This is an amount that is based upon net revenues less costs (i.e. sales, service & maintenance). Upon extension of the lease agreement, in months 37 through 60, APK's lease payment is completely variable. The payment will be based upon a value that is in the middle of a range, which is based upon three calculations: (1) 25% of the monthly net revenues per photo booth, (2) 2.5% of the purchase price (EURO12,271 x EURO 306.78 x 24 months per machine), and (3) 4% of the purchase price (EURO12,271 x EURO490.84 x 24 months per machine). The lease agreements assume there will be a residual value at the end of the extension period (60 months). This is estimated to be approximately EURO250-EURO500 per machine.

The remaining five machines are directly owned by APK, having been purchased at a cost of EURO14, 271 plus 16% V.A.T. per booth. Of the instant photo booths that are installed, 4 are located in shopping centres and 12 are located in various city government buildings.

APK currently has only one full time employee and expects to hire more employees as required.

Significant Customers

Until the Sale of GAG is approved, we represent approximately 53 manufactures to sell to approximately 1,000 wholesale customers located in Canada. 15.8% of our sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom we sell products on behalf of manufacturers, none account for in excess of 10% of our sales.

Principal Markets for the Marketing of Our Services

The North American Automotive After-market

The automotive aftermarket is a significant sector of the United States economy. It employs 3.7 million people. This industry encompasses all products and services for light and heavy-duty vehicles after the original vehicle purchase, including replacement parts, accessories, lubricants, appearance products and service repairs, as well as the tools and equipment necessary to make the repair. The service repair market includes all parts, chemicals and accessories as well as labour required for the repair or maintenance of cars and light trucks.

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

Instant Photo Booth Market

Our instant photo booths and related products are installed in major public access areas in Germany.

Employees

With the exception of our directors and officers, we have no direct employees. We are managed primarily by Ian S. Grant pursuant to the Consulting Agreement with I.S. Grant & Company dated June 1, 1998. I.S. Grant & Company is a management consulting business controlled by Mr. Grant. Under the Consulting Agreement, Mr. Grant is obligated to provide 80% of his business time to our business operations for period of 5 years.

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

For the APK operation, according to available industry information, our largest competitor is FotoFix GmbH, a subsidiary of Photo-Me International PLC, who have approximately 1800 instant photo booth installations in the German market.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

There are certain risks inherent in the proposed sale of GAG and specifically risks inherent in the manner in which we are to receive the consideration for the sale.

The following factors should be carefully considered by our shareholders in regards to our Sale of Grant Automotive Group, Inc. to Grant Brothers Sales, Ltd.:

  Mr. Ian Grant, our President, Chief Executive Officer and one of our directors and shareholders, is also a director and shareholder of GBS. Mr. Grant directly holds 20% of the issued and outstanding common shares of GBS. GBS holds an aggregate of 450,000 shares of our common stock. Mr. John Grant, the President of GBS, is the cousin of Ian Grant. Given these relationships, Ian Grant is a related party in the proposed Sale to GAG to GBS and has interests that may differ from our shareholders.

  The consideration that we are to receive for GAG is $1.00 and 33% of GAG's net cash flow for the fiscal years 2004, 2005 and 2006. In addition, we are to provide management services to GBS for marketing and sales representation, for which GBS will pay us four equal instalments of $50,000 on December 31 in the years 2002, 2003, 2004 and 2005. We have received the first instalment of $50,000, which is being held in trust pending shareholder approval.

  We cannot provide any assurances that we will receive any of the payments that would be payable out of GAG's net cash flow. Even though GAG has generated positive net cash flow in previous years, this may not continue in the future. Such payments will be dependent upon the continuing operations of GAG, as managed by GBS. If we do not receive such payments, the consideration that we will receive for GAG will consist solely of the $200,000 that we will receive from GBS for the provision of management services to GBS.

  We did not consult or retain an independent advisor, or obtain a fairness opinion, in making a determination of the fairness of the proposed Sale. As a result, while our directors are of the view that the consideration for the Sale is fair and appropriate in the circumstances, we cannot provide any assurances in this regard.

  We did not seek any other potential purchasers for GAG. As a result, a third party may have been willing to purchase GAG on more favourable terms than those proposed for the Sale.

  If we proceed with the Sale, our shareholders will experience a dilution in the book value of their shares as a result.

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

Limited Operating History In Providing Services to the Automotive After-market and Instant Photo Booth Industries

On January 1, 1999 we commenced the operation of our current business in the auto-motive after market. On September 4, 2001 we commenced the operation of our current business in the instant photo booth market. As such, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to our ability to:

- attract and maintain a large base of manufacturers and customers;

- establish and maintain strategic alliances with manufacturers and service providers in the automotive after-market industry;

- establish and maintain relationships with key location providers for our instant photo booths;

- respond effectively to competitive and technological developments;

- build an infrastructure to support our business;

- effectively develop new and maintain existing relationships with manufacturers and service providers in the automotive after-market industry; and

- attract, retain and motivate qualified personnel.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so may impair our ability to capture market share and generate revenues. In addition, our operating results are dependent to a large degree upon factors outside of our control, including the general strength and viability of the automotive after-market industry and the acceptance of our instant photo booths in the German market.

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

Increased competition from future or existing competitors in the instant photo booth market or automotive after-market will likely impair our ability to establish and maintain market share. If we are unsuccessful in generating and maintaining a sufficient base of manufacturers and service providers in the in the automotive after-market who utilize our services, it is unlikely that we will be able to generate sufficient revenues to sustain operations. In addition, if we are unsuccessful in establishing and maintaining a sufficient number of instant photo booths in profitable locations, it is unlikely that we will be able to generate sufficient revenues to sustain operations

We lack working capital and due to the losses incurred since inception, our stockholders' deficiencies and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing by the end of 2003, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations.

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

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur our net losses in the future.

We have had a history of losses and expect to continue to incur losses, an may never achieve or maintain profitability. We have incurred losses since we began operations, including a total comprehensive loss of approximately $654,716 for the year ended December 31, 2002. As of December 31, 2002 we have an accumulated deficit of approximately $11,890,146.

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

Risk of Termination of Site Contracts

The contracts pursuant to which we place instant photo booths on site locations that are short-term, ie. one year "evergreen" contracts that are easily terminated by either party. There can be no assurance that contracts to place instant photo booths will not be terminated at any time. The termination of a contract or other arrangement with a provider of multiple sites, would significantly reduce our number of auto photo kiosk installations and limit access to prime site locations in the future. Such a termination could have a material adverse effect on our business, financial condition and results of operations.

Dependence on a Single Product; Rapid Technological Change

Going forward we will derive the majority of our revenues from the operation of our instant photo booths or instant photo booths. The digital technology incorporated by our instant photo booths is characterized by rapid technological change, new products and services, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new digital photographic technology may reduce demand for our instant photo booths. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop or acquire new products and services.

Disruption in Manufacturing and Repair; Inability to Manufacture or Service Instant Photo Booths

The supply, manufacture technical updates and servicing of the instant photo booths is provided exclusively by Vending Concepts GmbH. We are dependent on this one supplier for the provision, repair and servicing of the instant photo booths. Our reliance on this supplier, as well as industry supply conditions generally, subject us to various risks, including the possibility of a shortage or a lack of availability of instant photo booths, key components, quality control problems, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our business and results of operations. In situations where we are unable to rectify supply or quality problems associated with our instant photo booths costly delays could result. Although we believe that our supplier has current manufacturing capabilities to enable it to produce sufficient instant photo booths for our purposes through fiscal 2003, there can be no assurance that this will be adequate for unanticipated future growth.

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

Effect Of Shares Eligible For Public Sale

As of April 1, 2003, there were 20,878,082 common shares issued and outstanding. As of April 1, 2003, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of April 1, 2003, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities

We understand that in 2003, subject to approval of the Securities and Exchange Commission , the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Item 2. Description of Property.

We lease 1,000 square fee of office space at 260 East Esplanade Unit 6, North Vancouver British Columbia. The rent is approximately $6,840 annually ($570 per month). We do not own or otherwise lease any other real property. GAG operates in the space owned by GBS located at 1860 Gage Court, Mississauga, Ontario.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

N/A

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the OTC Bulletin Board under the symbol "STND". The following quotations obtained from Canada Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2002	$0.34	$0.10
March 31, 2002	$0.58	$0.11
June 30, 2002	$0.53	$0.10
September 30, 2002	$0.27	$0.06
December 31, 2001	$0.60	$0.31
March 31, 2001	$1.53	$1.20
June 30, 2001	$1.29	$0.70
September 30, 2001	$0.90	$0.35

Our common shares are issued in registered form. Stalt Inc., 848 Tanager Street, Suite N, Incline Village, Nevada 89451 is the registrar and transfer agent for our common shares.

On April 1, 2003, the shareholders' list of our common shares showed 98 registered shareholders and 20,878,082 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISPOSITION OF GAG

We developed the business model for GAG during the 1998-1999 period, at which time we forecasted a strong acquisition rate of automotive agencies that were similar to GAG. However, we are of the view that this model no longer presents significant profit opportunities for Spectre. This is in large part because the rate of customer and supplier consolidation and attrition has increased since 1998 and in addition there are fewer eligible agency candidates for acquisition. Given that there are fewer such acquisition candidates, and there are fewer customers and suppliers in the automotive after-market industry, it is no longer reasonable to assume that GAG can build a viable North American sales agency network as previously forecasted. We are of the view that sales agencies are being marginalized as manufacturers consolidate. Based on the Automotive Aftermarket Industry Association ("AAIA"), the number of manufacturers sales agents registered with the AAIA has declined from 329 in June 2000 to 281 in November 2002. We have acquired only one additional agency, Bigoni-Stiner & Associates of Seattle, Washington. However, after extensive investigation and conducting due diligence on two other agencies, we have not acquired any further agencies. We believe that there are no viable agency candidates for acquisition at this time.

In addition, the slower than expected rate of adoption of electronic/on-line procurement systems have been detrimental to GAG's ongoing profit potential. Given the foregoing factors, our expectations for any material profits from GAG were limited, and was unlikely to change in the foreseeable future.

However, we remain of the view that electronic commerce will be a viable industry in the future for the automotive after-market industry, even though the rate of adoption has been slower than previously forecasted. As a result, even if the Sale is approved, GBS will continue to joint venture directly with Spectre in the marketing and sales representation of Spectre's e-commerce initiatives such as Turbo Spark, in conjunction with DST/MacDonald. Our recent exclusive distribution agreement with DST/Macdonald for the distribution of their proprietary on-line parts procurement software product, "Turbo Spark", is a good opportunity to continue to utilize the GAG sales force in a low risk setting with potentially substantial returns. As a result, we will receive commission income on revenue earned from the sale of Turbo Spark to Canadian customers.

We initially acquired GAG from GBS on January 1, 2000 for $500,000 and as part of the acquisition entered into a management services agreement with GBS for the operation of GAG. We now propose to sell to GAG to GBS for $1.00 and 33% of GAG's net cash flow for the fiscal years 2004, 2005 and 2006. In addition, we are to provide management services to GBS for marketing and sales representation, for which GBS will pay us four equal instalments of $50,000 on December 31 in the years 2002, 2003, 2004 and 2005. We have received the first instalment of $50,000, which is being held in trust pending shareholder approval for the Sale.

We believe that the consideration that we are to receive for the Sale of GAG to GBS, which consists of the net cash flow payments and payments for the provisions of management services as discussed above, is appropriate given the following factors:

    GAG does currently represent the profit opportunity that it did at the time that we acquired it, for the reasons discussed above.

    We will retain what we believe is a key source of the value of GAG, being the e-commerce initiatives that have been developed, and more specifically the Turbo Spark initiative in conjunction with DST/MacDonald.

    Although the net cash flow payments that we may receive are indeterminate at present, the consideration also consists of the $200,000 that we will receive for the provision of management services to GBS.

    Under the current management services agreement with GBS, we only receive the first $50,000 out of GAG's net cash flow, with the next $100,000 being payable to GBS and the balance, if any, being distributed 47.5% to us and 52.5% to GBS. Given these revenue sharing restrictions, by having the consideration for the Sale include a portion of the net cash flow of GAG, this will not be materially different from how we are currently compensated out of GAG's net cash flow. For example, should GAG generate a net cash flow of $200,000, under the current arrangement we would receive $73,750, or approximately 37%. Under the proposed arrangement we would receive $66,667, representing 33%.

We did not consult or retain an independent advisor, or obtain a fairness opinion, in making a determination of the fairness of the proposed Sale. As a result, while our directors are of the view that the consideration for the Sale is fair and appropriate in the circumstances given the factors discussed herein, we cannot provide any assurances in this regard. Further, we did not seek any other potential purchasers for GAG. As a result, a third party may have been willing to purchase GAG on more favourable terms than those proposed for the Sale.

We were of the view that GBS represented the only viable purchaser of GAG, given that GBS has operated GAG from the time that we acquired GAG, pursuant to the management services agreement discussed above, under which GBS has provided managerial, sales and office support services to GAG. Further, GAG shares the representation of certain manufacturers with GBS, as GAG is basically comprised of the traditional automotive and heavy duty parts divisions of GBS. In light of this relationship, and our contractual obligations under the management services agreement which has a term of five years, we determined that it would be unlikely that a third party would realistically express any interest in acquiring GAG.

Under the terms of the Agreement, GBS will pay us $1.00 for the shares of GAG. GBS has agreed to contract Spectre for four years to provide management services to GBS pursuant to the joint venture agreement for the marketing and sales representation of our e-commerce initiatives to the automotive aftermarket. GBS will pay Spectre four equal instalments of $50,000 on December 31 in the years of 2002, 2003, 2004, 2005. We have received the first instalment of $50,000, which is being held in trust pending shareholder approval. In addition, GBS will pay to us 33% of GAG's net cash flow and this will be distributed to us for the fiscal years of 2004, 2005, and 2006. The eligible portion of the net cash flow payment will be due on June 1.

Our Board of Directors has unanimously approved the Sale of GAG to GBS as being in the best interests of Spectre, and recommends that our stockholders approve the transaction. Specifically, the Sale has been approved and is recommended by our independent director, Peter Schulz Von Siemens.

Mr. Ian Grant, our President, Chief Executive Officer and our other director and a shareholder, is also a director and shareholder of GBS. Mr. Grant holds 20% of the issued and outstanding common shares of GBS. GBS holds an aggregate of 450,000 shares of our common stock. Mr. John Grant, the President of GBS, is the cousin of Ian Grant. Some of those factors that we considered in support of the proposed Sale are:

  GAG does currently represent the profit opportunity that it did at the time that we acquired it, for the reasons discussed above, and our ability to generate profit would remain impaired by our current management services agreement with GBS.

  We will retain what we believe is a key source of the value of GAG, being the e-commerce initiatives, and specifically the Turbo Spark initiative in conjunction with DST/MacDonald.

  Although the net cash flow payments that we may receive are indeterminate at present, the consideration also consists of the $200,000 that we will receive for the provision of management services to GBS.

  The majority of our shareholders are resident in Europe and as a result we believe that our ability to raise further funds from our shareholders in the future will be enhanced by limiting our North American operations, consisting primarily of GAG, and by instead focusing primarily on our operations in Europe.

Some of the potentially detrimental factors that relate to the proposed Sale are:

  Mr. Ian Grant, our President, Chief Executive Officer and one of our directors and shareholders, is also a director and shareholder of GBS. Mr. Grant holds 20% of the issued and outstanding common shares of GBS. GBS holds an aggregate of 450,000 shares of our common stock. Mr. John Grant, the President of GBS, is the cousin of Ian Grant. Given these relationships, Ian Grant is a related party in the proposed Sale to GAG to GBS and has interests that may differ from our other shareholders.

  We cannot provide any assurances that we will receive any of the payments that would be payable out of GAG's net cash flow, even though GAG has generated positive net cash flow in previous years. Such payments will be dependent upon the continuing operations of GAG, as managed by GBS. If we do not receive such payments, the consideration that we will receive for GAG will consist solely of the $200,000 that we will receive from GBS for the provision of management services to GBS.

  We did not consult or retain an independent advisor, or obtain a fairness opinion, in making a determination of the fairness of the proposed Sale. As a result, while our directors are of the view that the consideration for the Sale is fair and appropriate in the circumstances, we cannot provide any assurances in this regard.

  We did not seek any other potential purchasers for GAG. As a result, a third party may have been willing to purchase GAG on more favourable terms than those proposed for the Sale.

If the Sale receives shareholder approval, we will focus our business operations on APK, providing for the purchase, sale distribution and rental or operation of automated photo kiosks and related products in major public access areas primarily in Germany.

Overview

Prior to our disposition of GAG, our primary business has been acting as a manufacturers' representative for products in the automotive after-market industry through GAG, our wholly owned subsidiary. The majority of our revenues have been derived from commissions earned by GAG on the sales of such automotive products. However, for the year ended December 31, 2002, GAG has been accounted for as a discontinued operation, although the majority of our revenues for the year ended December 31, 2002 were generated through GAG. The following discussion relates both to the discontinued operations of GAG and the operations of Spectre and its other operating subsidiary, APK.

RESULTS OF OPERATIONS

Year ended December 31, 2002 and December 31, 2001

Revenues

Gross revenue for the Spectre and APK operations for the year ended December 31, 2002 was $174,066, of which $50,000 is revenue generated as a result of the provision of management services to GBS arising from the disposition of our subsidiary GAG, compared to $3,158 for the year ended December 31, 2001. The increase was primarily as a result of increasing our ownership interest in APK and having more instant photo booths installed and operating.

The operations of GAG have been accounted for as discontinued operations. Gross revenue for GAG for the year ended December 21, 2001 was $1,222,215 compared to $1,079,500 for the year ended December 21, 2001.

Expenses

General and administrative expenses attributable to Spectre and APK were $238,650 for the year ended December 31, 2002 and $258,687 for the year ended December 31, 2001. The increase in expenses was as a result of higher operating costs associated with APK due to additional expenses associated with the expansion of the APK operations. Costs of sales for Spectre and APK increased to $87,567 for the year ended December 31, 2002, as compared to $4,235 for the year ended December 21, 2001. This increase in costs of sales was as a result of our acquisition of more automated photo booths.

General and administrative expenses attributable to the discontinued operations of GAG were $186,302 for the year ended December 31, 2002 and $70,086 for the year ended December 31, 2001. The increase in expenses was as a result of higher technical support costs for GAG's line of automotive digital testing equipment. Costs of sales for GAG increased to $1,024,664 for the year ended December 31, 2002, as compared to $969,172 for the year ended December 21, 2001, although the gross margin increased from $110,328 for the year ended December 21, 2001 to $197,551 for the year ended December 21, 2002. The increase in costs of sales was as a result of marginally increased sales of automotive after-market products during the period.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2002

We had an accumulated deficit at December 31, 2002 of $11,890,146. Our net loss for the year ended December 31, 2002 was $654,492, compared to $500,938 for the year ended December 31, 2001. The increase in the net loss is primarily attributable to the loss from the disposal of our subsidiary GAG of $263,361, which is primarily comprised of the one time write off of the good will associated with GAG given its disposition. For the year ended December 31, 2001 the discontinued operations of GAG generated a net income of $37,355, as compared to net income of $4,733 for the year ended December 31, 2002.

Financing activities for the year ended December 31, 2002 consisted of proceeds of $99,974 from the issuance of shares of common stock. We did not receive any proceeds from financing activities for the year ended December 31, 2001.

During the year ended December 31, 2002, our principal capital requirements have been the funding of continued operations. Our net cash used in operating activities for the year ended December 31, 2002 was ($385,914) compared to net cash used in operating activities of $413,309 for the year ended December 31, 2001. Our cash position at December 31, 2002 was $51,433 compared to $337,336 at December 31, 2001. The decrease was due to accounting for the disposition of GAG. At December 31, 2002 we owe notes payable to related parties totalling $17,152, which are due on December 31, 2003.

GBS has agreed to contract Spectre for four years to provide management services to GBS pursuant to the joint venture agreement for the marketing and sales representation of our e-commerce initiatives to the automotive aftermarket. GBS will pay Spectre four equal instalments of $50,000 on December 31 in the years 2002, 2003, 2004 and 2005. The first payment of $50,000 is being held in trust pending shareholder approval for the sale of GAG. This payment has been accounted for as consulting revenue received from a related party. In addition, GBS will pay to us 33% of GAG's net cash flow and this will be distributed to us for the fiscal years of 2004, 2005 and 2006. The eligible portion of the net cash flow payment will be due on June 1. GBS will reimburse us for $32,683 in payments that we have made to Bigoni-Stiner on behalf of our subsidiary GAG, as part of the sale of GAG to GBS. This receivable will bear interest at 6% and will be due on demand.

Our capital requirements are difficult to plan in light of the pending and proposed sale of GAG and our current strategy to expand our customer base for the automated photo booth operations of APK. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability. Management projects that we may require an additional $200,000 to $250,000 to help fund our ongoing operating expenses and working capital requirements for the next twelve months.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Future Operations

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through an equity offering. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses noted above, in their report on the annual consolidated financial statements of or the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

GBS has agreed to contract Spectre for four years to provide management services to GBS pursuant to the joint venture agreement for the marketing and sales representation of our e-commerce initiatives to the automotive aftermarket. GBS will pay Spectre four equal instalments of $50,000 on December 31 in the years 2002, 2003, 2004 and 2005. The first payment of $50,000 is being held in trust pending shareholder approval for the sale of GAG. In addition, GBS will pay to us 33% of GAG's net cash flow and this will be distributed to us for the fiscal years of 2004, 2005 and 2006. The eligible portion of the net cash flow payment will be due on June 1.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of the adoption may result in a write-down of goodwill and the impact on the financial position and results of operations may be material. As there we have no intangibles and no other intangibles recorded, there is no impact on the adoption of SFAS 142 for intangible assets.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged..

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on our financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We will continue to use the intrinsic model method.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Revenue Recognition

Through GAG we provided sales and service support in specified territories. We received a commission based on the net sales, less returns and adjustments, of merchandise sold by the manufacturer to its customers operating in specified territories. The commission revenue was recognized on an accrual basis in the period to which the manufacturers' sales relate. We also recognized revenue from our subsidiary, APK when the services have been provided and the money is collected from the photo machines.

Expenses

Prior to December 31, 2002, we had utilized the personnel, including management, sales and service, and office facilities, including space, systems and supplies, of GBS to service our customers and reimbursed GBS for all direct costs attributed to those customers.

Principles of Consolidation

For our foreign subsidiaries, GAG, the functional currency has been determined to be the Canadian dollar and for APK, it is the Euro. Accordingly, assets and liabilities are translated at period end exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," cash flows from our foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fixed Assets

Fixed assets are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the useful lives, primarily for 3 years, the photo kiosks have a useful life of 5 years.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Independent Auditor's Report of HJ & Associates, LLC dated April 15, 2003.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Operations for the year ended December 31, 2002 and Statements of Operations for the year ended December 31, 2001.

Consolidated Statements of Cash Flows for the year ended December 31, 2002 and Statements of Cash Flows for the year ended December 31, 2001.

Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2002 and Statement of Changes in Stockholders' Equity for the year ended December 31, 2001.

Notes to the Financial Statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

Spectre Industries, Inc. and Subsidiaries
Board of Directors
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Spectre Industries, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectre Industries, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's deficit in working capital, and recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2003

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31,
2002

CURRENT ASSETS

Cash and cash equivalents	$51,433
Related party receivables (Note 4)	82,683
Other receivables	16,061

Total Current Assets	150,177

FIXED ASSETS, NET (Note 2)	59,333

OTHER ASSETS

Deposits	1,189
Goodwill, net (Note 5)	8,619

Total Other Assets	9,808

TOTAL ASSETS	$219,318

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31,
2002

CURRENT LIABILITIES

Accounts payable	$39,374
Accounts payable - related parties	13,491
Accrued expenses	17,281
Notes payable - related parties (Note 6)	17,512

Total Current Liabilities	87,658

Total Liabilities	87,658

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000
shares authorized, 20,878,082 shares issued and outstanding	20,877
Additional paid-in capital	12,001,992
Other comprehensive loss	(1,063)
Accumulated deficit	(11,890,146)

Total Stockholders' Equity	131,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,318

 The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended
	December 31,
	2002	2001
REVENUES

Photo kiosk revenue	$124,066	$3,158
Consulting revenue - related party	50,000	-
Total Revenue	174,066	3,158

COST OF SALES	87,567	4,235

Gross Margin (Deficit)	86,499	(1,077)

EXPENSES
General and administrative	238,650	258,687
Depreciation and amortization expense	23,317	99,857
Consulting expense	220,901	216,948
Total Expenses	482,868	575,492

Loss from Operations	(396,369)	(576,569)

OTHER INCOME (EXPENSE)
Interest income	6,606	19,765
Interest expense	(6,101)	-
Total Other Income (Expense)	505	19,765

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES AND DISCONTINUED OPERATIONS	(395,864)	(556,804)

Minority interest in loss of consolidated subsidiaries	-	18,511

LOSS BEFORE DISCONTINUED OPERATIONS	(395,864)	(538,293)

INCOME LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)
Loss on disposal	(263,361)	-
Income (loss) from discontinued operations	4,733	37,355
Total Income (Loss) From Discontinued Operations	(258,628)	37,355

NET LOSS	(654,492)	(500,938)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(224)	83
Total Other Comprehensive Loss	(224)	83

TOTAL COMPREHENSIVE LOSS	$(654,716)	$(500,855)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss (Continued)

	For the Years Ended
	December 31,
	2002	2001
BASIC LOSS PER SHARE

Loss before discontinued operations	$(0.02)	$(0.02)
Income (loss) from discontinued operations	(0.01)	0.00

Total loss per share	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,660,731	20,655,860

 The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit

Balance, December 31, 2000	20,655,860	20,655	11,893,095	(922)	(10,734,717)

Currency translation adjustment	-	-	-	83	-

Net loss for the year ended December 31, 2001	-	-	-	-	(500,938)

Balance, December 31, 2001	20,655,860	20,655	11,893,095	(839)	(11,235,655)

Common stock issued for cash	222,222	222	99,752	-	-

Capital from purchase of 26% of APK	-	-	9,145	-	-

Currency translation adjustment	-	-	-	(224)	-

Net loss for the year ended December 31, 2002	-	-	-	-	(654,491)

Balance, December 31, 2002	20,878,082	$20,877	$12,001,992	$(1,063)	$(11,890,146)

 The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(654,491)	$(500,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of subsidiaries	263,361	-
Amortization expense	-	96,893
Depreciation expense	23,317	2,964
Currency translation adjustment	-	311
Minority interest	-	(18,511)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(15,624)
(Increase) in accounts receivable - related party	(57,857)	(24,826)
(Increase) in other receivables	4,259	(20,320)
(Increase) in deposits	11,495	(12,684)
Increase (decrease) in interest receivable	-	2,565
Increase (decrease) in accrued expenses	(3,199)	8,203
Increase in accounts payable	27,201	68,658

Net Cash Used by Operating Activities	(385,914)	(413,309)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash of disposed subsidiaries	(815)	-
Increase in minority interest	-	20,378
Purchase of fixed assets	(30,830)	(101,550)
Sale of fixed assets	75,038	-
Payments for increased ownership of APK	(6,501)	-

Net Cash Provided (Used) by Investing Activities	36,892	(81,172)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	23,116
Proceeds from issuance of stock	99,974	-
Payments on notes payable - related party	(36,855)	(1,642)

Net Cash Provided by Financing Activities	$63,119	$21,474

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2002	2001

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(285,903)	$(473,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	337,336	810,343

CASH AND CASH EQUIVALENTS AT END OF YEAR	$51,433	$337,336

CASH PAID DURING THE PERIOD FOR:

Interest	$6,990	$7,794
Income taxes	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements for the year ended December 31, 2001 include those of Spectre Industries, Inc. (Spectre) and its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG), Spectre's 51% owned subsidiary Bigoni-Stiner & Associates, Inc. (Bigoni), and Spectre's 54% owned subsidiary Autophotokiosk (APK). GAG and Bigoni were sold effective December 31, 2002. Spectre purchased an additional 26% of APK during 2002. Collectively, they are referred to herein as "the Company".

Spectre was organized under the laws of the State of Nevada on May 13, 1986. The Company plans to concentrate on the development of sales of automotive aftermarket supplies.

On January 1, 2000, Spectre acquired 100% of the issued and outstanding shares of GAG and 51% of the issued and outstanding shares of Bigoni, respectively, in a business combination (see Note 6). GAG and Bigoni were sold effective December 31, 2002 (Note 11)

GAG was incorporated under the laws of Ontario, Canada on December 16, 1998 for the purpose of being a representative for manufacturers of aftermarket automotive parts and accessories. On January 1, 2000, GAG commenced operations as a wholesale automotive business group.

Bigoni was incorporated under the laws of the State of Washington on August 16, 1989 under the name of Stiner-Solomon & Associates, Inc. On March 6, 1990, the Company changed its name to Bigoni-Stiner & Associates, Inc. Bigoni was incorporated to engage in the business of the sale of automobile parts, accessories and hardware.

APK was incorporated under the laws of Germany on September 4, 2001, for the purpose of conducting business in photo kiosks. Spectre was one of the original incorporators of APK and owns a 80% interest in APK.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

b. Basic Loss Per Share

	For the Years Ended
	December 31,
	2002	2001

Loss from operations	$(0.02)	$(0.02)
Income loss from discontinued operations	(0.01)	0.00

Total loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding	20,660,731	20,655,860

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Basic Loss Per Share - Continuing Operations (Continued)

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature. The Company has no outstanding common stock equivalents as of December 31, 2002

c. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets
NOL Carryover	$1,848,500	$1,583,840

Deferred tax liabilities:	-	-

Valuation allowance	(1,848,500)	(1,583,840)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

	2002	2001

Book loss	$222,989	$190,092
Valuation allowance	(222,989)	(190,092)

	$-	$-

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,739,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

Customers

The Company's former subsidiary, Grant Automotive Group, represents approximately 53 manufacturers and sell to approximately 1,000 wholesale customers located in Canada. 15.8% of our sales are represented by the sales of products on behalf of one manufacturer. Of the customers to whom we sold products on behalf of manufacturers, none accounted for in excess of 10% of our sales.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

SFAS No. 145 - On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

SFAS No. 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements (Continued)

SFAS No. 147 - In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The Company does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition

Under the terms of an agreement, the Company, through GAG, provided sales and service support in specified territories. The Company received a commission based on the net sales, less returns and adjustments, of merchandise sold by the manufacturer to its customers operating in specified territories. The commission revenue was recognized on an accrual basis in the period to which the manufacturers' sales relate. The Company also recognized revenue from its subsidiary, Autophotokiosk (APK) when the services have been provided and the money is collected from the photo machines. The Company sold GAG and Bigoni as of December 31, 2002. The Company has entered into a consulting agreement with GAG effective December 31, 2002, where in the Company will be paid for consulting services. The Company earned $50,000 in 2002. The remaining term of the agreement is for 3 years to be paid $50,000 per year on December 31, 2003, 2004 and 2005.

i. Expenses

Prior to December 31, 2002, the Company had utilized the personnel, including management, sales and service, and office facilities, including space, systems and supplies, of Grant Brothers Sales, Limited, to service its customers and reimburses Grant Brothers Sales for all direct costs attributed to those customers.

j. Presentation

All amounts are reported in United States Dollars.

k. Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2001 include those of Spectre Industries, Inc. and Subsidiaries (Spectre), its 54% subsidiary Autophotokiosk (APK), its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG) and its 51% owned subsidiary, Bigoni-Stiner & Associates, Inc. (Bigoni). In July 2002, the Company purchased an additional 26% of APK. On December 31, 2002, the Company sold GAG and Bigoni. All significant intercompany accounts and transactions have been eliminated.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Principles of Consolidation (Continued)

In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

l. Fixed Assets

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

December 31,
2001

Photo kiosks	$75,422
Office equipment	1,765
Accumulated depreciation	(17,854)

$59,333

Depreciation expense from continuing operations for the years ended December 31, 2002 and 2001 was $23,317 and $2,964, respectively.

m. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was

$1,426, and $-0-, respectively.

n. Foreign Currency Translation

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

o. Stock Options

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Stock Options (Continued)

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

Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have been un-changed from the reported net loss.

NOTE 3 - COMMON STOCK TRANSACTIONS

On December 22, 2002, the Company issued 222,222 shares of common stock for cash. The cash amount of 99,974 was received in July 2002.

NOTE 4 - RELATED PARTY RECEIVABLES

Consulting receivable	$50,000
Reimbursement of payments to Bigoni-Steiner	32,683

$82,683

At the time of the sale of GAG back to GBS, the Company entered into a management services agreement wherein the Company will provide marketing and sales representation for GBS. GBS will pay the Company four equal installments of $50,000 on December 31, 2002, 2003, 2004, and 2005. The first installment of $50,000 is being held in trust pending shareholder approval at its annual meeting.

The reimbursements of payments to Bigoni-Steiner arose from Spectre making payments to the former owners of Bigoni-Steiner on behalf of GAG. Since GAG was sold effective December 31, 2002, GAG owes back to Spectre amounts paid on behalf of GAG. The receivable will bear interest at 6.00%, is unsecured and due upon demand.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 5 - BUSINESS COMBINATIONS

On September 4, 2001, the Company acquired a 54% interest of Autophotokiosk, GmbH, (APK). The Company was one of the original incorporators of APK and purchased its 54% interest for $23,922. APK was formed under the laws of Germany.

In 2002, the Company purchased an additional 26% of APK, bringing its total ownership to 80%. The Company paid $6.501 for the additional 26%. Goodwill of $8,619 was recorded as part of the purchase.

The results of operations of APK, since the date of organization, are included in the consolidated financial statements.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

In June 2002, the Company borrowed $12,713 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.75% on December 31, 2002. The loan is due on December 31, 2003. An interest payment was due at September 5, 2002 and then every six months until December 31, 2003, at which time this note will be due.

In December 2001, the Company borrowed $3,647 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.75% on December 31, 2002. The loan is due on December 31, 2003. An interest payment was due at September 5, 2002 and then every six months until December 31, 2003, at which time this note will be due.

At December 31, 2002, notes payable-related parties including accrued interest consisted of the following:

Total notes payable - related parties	$17,512
Less: current maturities	(17,512)

Non-current notes payable - related parties	$-

Maturities of notes payable - related parties are as follows:

Year Ending
December 31,

2003	$17,512

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

December 31, 2002 and 2001

NOTE 7 - COMMITMENTS

During June 1998, the Company entered into a consulting agreement with I.S. Grant and Company Ltd. (A related party). The agreement is scheduled to run through June 2003. The consultant is to provide on-site management and marketing services. The consulting company shall receive compensation as outlined below:

For the Year Ended
December 31,
2003	$66,500

Total	$66,500

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

The Company, through April, leases 11 instant photo booths under two lease agreements at a price of Î 12,271 plus 16% V.A.T. Both agreements have the same terms, and are for a period of 36 months with an automatic extension of 24 months.

NOTE 8- STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2002 and changes during the year ending December 31, 2002 are presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding, December 31, 2001	400,000	$0.40
Granted	-	-
Expired/Canceled	(400,000)	($0.40)
Exercised	-	-

Outstanding, December 31, 2002	-	-0

Exercisable, December 31, 2002	-	-

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

On July 31, 2000, the Company agreed to issue options to purchase 400,000 shares of common stock at an exercise price of $0.40 per share to two board members, these options expired on December 31, 2002.

NOTE 9 - SEGMENT REPORTING

At December 31, 2002, the Company had one reportable segment: photographic services performed in photo kiosks. The Company's other previous segment of automotive parts sales had been sold at December 31, 2002 and has been classified as discounted operations.

NOTE 10 - DISCONTINUED OPERATIONS

In December 2002, the Company's Board of Directors decided to sell GAG and its wholly-owned subsidiary Bigoni to Grant Brothers Sales (GBS). The decision to sell was based on, among other items, the low profit capability of automobile parts sales, as well as the Limited Growth Potential of GAG. The Company believes that the photo kiosks business provides for a better business model. The consideration for the sales was $1. Additionally, GBS will pay the Company 33% of GAG's net cash flow (as defined in the management services agreement) and will be distributed to the Company for the fiscal years of 2004, 2005, and 2006. No payments under the net cash flow are guaranteed. The Company no longer has any control over GAG. The Company's president is also an owner of GBS. The Company has accounted for the sale as having occurred on December 28, 2002, because control was transferred to GBS and the shareholders are expected to ratify the sale.
	For the Years Ended
	December 31,
	2002	2001

REVENUES	$1,222,215	$1,079,500

COST OF SALES	1,024,664	969,172

Gross Margin	197,551	110,328

EXPENSES

General and administrative expense	186,302	70,086

Total Expenses	186,302	70,086

Income From Operations	11,249	40,242

OTHER INCOME (EXPENSE)

Other income	-	4,178
Interest income	63	112
Interest expense	(6,579)	(7,177)

Total Other Income (Expense)	(6,516)	(2,887)

NET INCOME FROM DISCONTINUED OPERATIONS	$4,733	$37,355

LOSS ON DISPOSAL OF SUBSIDIARY	$(263,361)	$-

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development of the operations of its subsidiary, Auto Photo Kiosks, GmbH to cover the Company's working capital needs. There is no assurance that the Company will be successful in raising the needed capital or in its efforts to increase revenues of its subsidiary, Auto Photo Kiosks, GmbH.

NOTE 12 - SUBSEQUENT EVENTS

On February 28, 2003, the Company entered into an agreement with Capital Securities, Inc., whereby the Company is to receive $300,000 in financing bearing interest at 7% interest over two years. The note is convertible at the option of the holder, and is convertible into shares of the Company's common stock at $0.25 per share. In addition, each $1,000 of the debenture shall have an attached warrant for the purchase of 4,000 additional shares of the Company's common stock. In total, the debenture is convertible into 1,200,000 shares of common stock and 300 warrants for the purchase of an additional 1,200,000 common shares.

In accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has calculated the beneficial conversion feature of the debt instrument based on the trading price of the Company's common stock on the date of the agreement and the Black-Scholes value of the attached warrants. The warrants had a Black-Scholes value of $0.08 each based on a two-year life, risk free rate of 2.24%, and volatility of 163%.

The computed beneficial conversion feature, of $74,996, will be recorded as a debt discount and will be amortized over the life of the note.

No funds have been received from the convertible debenture.

On April 25, 2003, the Company signed a promissory note for $300,000. Bearing interest at 7.00%, unsecured and due upon demand. No funds have been received from the promissory note.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian S. Grant	President, Treasurer, Secretary and Director	50	1999
Peter Schulz Von Siemens	Director	47	2000

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Ian S. Grant, President, Treasurer, Secretary and Director

Ian S. Grant has been our President, Chief Executive Officer and a director since January 1, 1999. Mr. Grant is also a director of GBS. He is also the President of I.S. Grant & Company, which provides management services to us under the Consulting Agreement dated June 1, 1998. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products.

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
N/A

Item 10. Executive Compensation.

During the year ended December 31, 2002, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended December 31, 2002 and there were no stock options or stock appreciation rights outstanding as of December 31, 2002. The following table sets forth all compensation for the fiscal years ended December 31, 2002, 2001 and 2000 earned by our Chief Executive Officer for services rendered to us:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Ian S. Grant President, Chief Executive Officer and Director(1)	2002 2001 2000	66,500(2) $115,000(2) $105,000(2)	- $281,000(3)	- -	- -	- -	- -	- -

(1) Mr. Grant was appointed President and Chief Executive Officer in June of 1998. He was elected to the Board of Directors on January 1, 1999.

(2) Represents payments by us to I.S. Grant & Company, pursuant to our contract with I.S. Grant & Company. Mr. Grant also received a car allowance in the amount of $6,000 in 2000, 2001 and 2002. See Item 12 "Certain Relationships And Related Transactions".

(3) Mr. Grant acquired 1,000,000 common shares in our capital on January 4, 2000 as a bonus for services provided to us, which were valued at $281,000 or $0.281 per share.

No other executive officer of our company received annual salary and bonus in excess of $100,000.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

We entered into a consulting agreement with I.S. Grant & Company dated June 1, 1998, pursuant to which I.S. Grant & Company is required to provide us with the services of Mr. Ian S. Grant. Mr. Grant is our President , Chief Executive Officer and a Director. Under the consulting agreement, which expires June 30, 2003, I.S. Grant & Company is to provide the services of its President, Ian S. Grant, to us to manage and direct our business for 80% of his business time.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 1, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian S. Grant 260 East Esplanade, Unit 6 North Vancouver, BC Canada V7L 1A3	1,000,000	4.8%
Directors and Officers (as a group)	1,000,000	4.8%

(1) Based on 20,878,082 shares outstanding as of April 1, 2003 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Mr. Ian Grant, our President, Chief Executive Officer and one of our directors and shareholders, is also a director and shareholder of Grant Brothers Sales. Mr. Grant directly holds 20% of the issued and outstanding common shares of Grant Brothers Sales. Grant Brothers Sales holds an aggregate of 450,000 shares of our common stock. Mr. John Grant, the President of Grant Brothers Sales is the cousin of Ian Grant. Given these relationships, Ian Grant is a related party in the proposed sale of our subsidiary Grant Automotive Group to Grant Brothers Sales.

We entered into a consulting agreement with I.S. Grant & Company dated June 1, 1998, pursuant to which I.S. Grant & Company is required to provide us with the services of Mr. Ian S. Grant. Mr. Grant is our President , Chief Executive Officer and a Director. Under the consulting agreement, which expires June 30, 2003, I.S. Grant & Company is to provide the services of its President, Ian S. Grant, to us to manage and direct our business for 80% of his business time.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On December 27, 2002, we filed a Form 8-K Current Report announcing that we entered into a letter agreement dated December 11, 2002 for the disposition of all of the shares of our wholly owned subsidiary, Grant Automotive Group Inc. to Grant Brothers Sales Inc..

On November 20, 2002 we filed a Form 8-K advising that on November 19, 2002 we filed our Form 10-QSB quarterly report for the period ended September 30, 2002 and attached to the current report the Certification of our

Chief Executive Officer and Principal Financial Officer in connection with implementation of the certification requirements contemplated by section 906 of the Sarbanes-Oxley Act.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

(3) Articles of Incorporation and Bylaws

**Exhibits 3.1 through 3.4 are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10/SBA)

3.1 Articles of Incorporation

3.2 Amendment to Articles of Incorporation

3.3 Amendment to Articles of Incorporation

3.4 Bylaws

(10) Material Contracts

**Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K, filed on February 12, 2002. Exhibits 10.3 through 10.4 are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10/SBA). Exhibit 10.5 is incorporated by reference from our Form 8-K filed on December 27, 2002.

10.1 Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH.

10.2 Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH.

10.3 Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998

10.4 Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries, Inc. dated January 1, 2000

10.5 Letter Agreement, dated effective December 11, 2002 between Spectre Industries Inc. and Grant Brothers Sales, Inc.

(21) Subsidiaries of Spectre Industries Inc.

21.1 Auto Photo Kiosk GmbH (a German corporation)

21.2 Grant Automotive Group, Inc. (an Ontario corporation)

99.1 Section 906 Certifications under Sarbanes-Oxley Act of 2002

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES, INC.

By: /s/ Ian S. Grant
Ian S. Grant, President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ian S. Grant
Ian S. Grant, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 9, 2003

CERTIFICATIONS

I, Ian S. Grant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Spectre Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Ian S. Grant
Signature:  Ian S. Grant
Title:   President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Spectre Industries Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian S. Grant, President and Chief Executive Officer , Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Ian S. Grant

/s/ Ian S. Grant
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 9, 2003