Form 10QSB
period 2003-03-31
SPECTRE INDUSTRIES INC
filed 2003-06-23
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,878,082 common shares outstanding as of June 15, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and December 31, 2002

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

March 31, 2003 December 31, 2002

(Unaudited)

CURRENT ASSETS

Cash

$14,930 $51,433

Related party receivables

$95,183 $82,683

Other receivables

$29,648 $16,061

Total Current Assets

$139,761 $150,177

FIXED ASSETS,

$57,137 $59,333

OTHER ASSETS

Deposits

$1,225 $1,189

Goodwill, net

$8,619 $8,619

Total Other Assets

$9,844 $9,808

TOTAL ASSETS&

$206,742 $219,318

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

March 31, December 31,

2003 2002

(Unaudited)

CURRENT LIABILITIES

Accounts payable

$ 158,582 $52,865

Accrued expenses

$ 11,77 $17,281

Notes payable - related parties

$72,572 $17,512

Total Current Liabilities

$242,924 $87,658

Total Liabilities

$242,924 $87,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000

shares authorized, 20,878,082 shares issued

and outstanding 20,877 20,877

Additional paid-in capital 12,001,992 12,001,992

Other comprehensive loss (693) (1,063)

Accumulated deficit

(12,058,358) (11,890,146)

Total Stockholders Equity (Deficit)

(36,182) 131,660

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY

(DEFICIT)

$206,742 $219,318

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

For the Three Months Ended

March 31,

2003 2002

REVENUES

Photo kiosk revenue

$58,251 $20,365

Consulting revenue

$12,500 -

Total Revenue

$70,751 $20,365

COST OF SALES

$41,213 $10,429

Gross Margin&

$29,538 $9,936

EXPENSES

General and administrativ

$120,025 $9;72,775

Depreciation and amortization expense

$3,965 $840

Consulting expense

$72,391 $66,425

Total Expenses

$196,381 $140,040

Loss from Operations

($166,843) ($130,104

OTHER INCOME (EXPENSE)

Interest income

$2,459 542

Interest expense

(3,828)-

Total Other Income (Expense)

(1,369 542

LOSS BEFORE MINORITY INTEREST IN LOSS OF

CONSOLIDATED SUBSIDIARIES AND DISCONTINUED

OPERATIONS

(168,212) (129,562)

Minority interest in loss of consolidated subsidiaries

- $1,867

LOSS BEFORE DISCONTINUED OPERATIONS

(168,212 (127,695)

INCOME LOSS FROM DISCONTINUED OPERATIONS

(NOTE 4)

Income from discontinued operations

- $13,932

Total Income From Discontinued Operations

- $13,932

NET LOSS&

$(168,212) $ (113,763)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Other Comprehensive Loss (Continued)
(Unaudited)

For the Three Months Ended

March 31, 2003 2002

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustments

$ 370 $ (11,992)

Total Other Comprehensive Income (Loss)

$370 $(11,992)

TOTAL COMPREHENSIVE LOSS

$ (167,842) $ (125,755)

BASIC LOSS PER SHARE

Loss before discontinued operations

$ (0.01) $ (0.01)

Income from discontinued operations

0.00 0.00

Total loss per share

$ (0.01) $ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

$20,878,082 $20,655,860

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Additional Other

Common Stock Paid-in Comprehensive Accumulated

Shares Amount Capital Income (Loss) (Deficit)

Balance, December 31, 2001

$20,655,860 $ 20,655 $ 11,893,095 $ (839) $ (11,235,655)

Common stock issued for cash

$222,222 $222 $99,752 - -

Capital from purchase of 26% of APK

- - 9,145 - -

Currency translation adjustment

- - (224) -

Net loss for the year ended

December 31, 2002

- - - - (654,491)

Balance, December 31, 2002

$20,878,082 $20,877 $12,001,992 (1,063) (11,890,146)

Currency translation adjustment

(unaudited)

- - - $370 -

Net loss for the three months ended

March 31, 2003 (unaudited)

- - - - (168,212)

Balance, March 31, 2003 (unaudited)

$20,878,082 $ 20,877 $ 12,001,992 $ (693) $ (12,058,358)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

For the Three Months Ended

March 31,

2003 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (168,212) $ (113,763)

Adjustments to reconcile net loss to net cash used by

operating activities:

Depreciation expense&

$3,965 840

Currency translation adjustment

$370 (11,992)

Changes in operating assets and liabilities:

(Increase) in accounts receivable

- (9,251)

Decrease in accounts receivable - related party

- 25,000

(Increase) decrease in other receivables

(26,087) 12,906

(Increase) in prepaid expenses

- (12,608)

Decrease in accrued expenses

(5,511) (2,725)

Increase (decrease) in accounts payable

103,972 (26,686)

Net Cash Used by Operating Activities

(91,503) (138,279)

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in minority interest

- (2,095)

Purchase of fixed assets

- (6,508)

Net Cash Used by Investing Activities

- (8,603)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party

9;55,000 22,765

Payments on notes payable - related party

- (3,086)

Net Cash Provided by Financing Activities

55,000 19,679

NET DECREASE IN CASH

(36,503) (127,203)

CASH AT BEGINNING OF PERIOD

51,433 337,336

CASH AT END OF PERIOD

14,930 $ 210,133

CASH PAID DURING THE PERIOD FOR:

Interest

$- $ -

Income taxes

$- $ -

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
March 31, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 2002 financial statements to conform to the current quarter's presentation.

NOTE 3 - SEGMENT REPORTING

At March 31, 2003, the Company had one reportable segment: photographic services performed in photo kiosks. The Company's other previous segment of automotive parts sales had been sold at December 31, 2002 and has been classified as discounted operations.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
March 31, 2003 and December 31, 2002

NOTE 4 - DISCONTINUED OPERATIONS

In December 2002, the Company's Board of Directors entered into an agreement to sell GAG and its wholly-owned subsidiary Bigoni to Grant Brothers Sales (GBS). The decision to sell was based on, among other items, the low profit capability of automobile parts sales, as well as the Limited Growth Potential of GAG. The Company believes that the photo kiosks business provides for a better business model. The consideration for the sales per the sales agreement was $1. Additionally, GBS will pay the Company 33% of GAG's net cash flow (as defined in the management services agreement) and will be distributed to the Company for the fiscal years of 2004, 2005, and 2006. No payments under the net cash flow are guaranteed. The Company no longer has any control over GAG. The Company's president is also an owner of GBS. The Company has accounted for the sale as having occurred on December 28, 2002, because control was transferred to GBS and the shareholders are expected to ratify the sale.

For The Three Months Ended

March 31,

2003 2002

REVENUES

- $ 297,444

COST OF SALES

- 255,177

Gross Margin

- 42,267

EXPENSES

General and administrative expense

- 26,665

Total Expenses

- 26,665

Income From Operations

- 15,602

OTHER INCOME (EXPENSE)

Interest income

- 6

Interest expense

- (1,676)

Total Other Income (Expense)

- (1,670)

NET INCOME FROM DISCONTINUED

OPERATIONS

$ - $ 13,932

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

General Overview

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

Through GAG, we operated as a manufacturers' representative for manufacturers of products for the automotive parts after-market industry in the wholesale market within Canada. GAG acts as sales agent to wholesale distributors of after-market automotive parts. It does not sell to mass retail merchandisers that sell many products both related and unrelated to the automotive industry. GAG has expanded its representation business to include software developers who have created products directly applicable for use in this market. In general, GAG is compensated by manufacturers for its services on a commission basis.

In order to operate GAG, we have compensated GBS with a commission pursuant to the Management Services Agreement. To operate our non-GAG activities, we entered into an agreement with I.S. Grant & Company whereby the services of Mr. Ian S. Grant are provided to us. These activities include the evaluation of acquisitions, ongoing corporate financing and reporting requirements, supervision of GBS's management of GAG, as well as our other activities. Mr. Grant is paid solely by I.S. Grant & Company for services rendered to us.

In an effort to diversify Spectre's business operations, on September 4, 2001, we founded Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany, together with three other shareholders: Joachim Zweifel E6,500 (13%), Gerhildt Voigtlaender E6,500 (13%) and Vending Concept GmbH E10,000 (20%). Spectre paid E27,000 (approximately US$24,519) for a 54% interest in APK. Pursuant to a shareholder's agreement dated July 5, 2002 (the "APK Agreement"), we acquired without paying a premium, 26% of the capital of APK for E13.000 (approximately US$12,736)from two of the four shareholders of APK, Joachim Zweifel and Gerhild Voigtlaender, both residing in Germany. We also took over two shareholder loans as part of the agreement. Each loan amounting to E18.453,60 (approximately US$18,079) for a total of E36,907.20 (approximately US$36,159), with no accumulated interest; from the selling shareholders Zweifel and Voigtlaender. We now own 80%, and Vending Concept GmbH, a Swiss corporation, continues to own the remaining 20% of the share capital of APK.

Three-Month Period Ended March 31, 2003 Compared to the Three-Month Period ended March 31, 2002.

Overview

Prior to our disposition of GAG, our primary business has been acting as a manufacturers' representative for products in the automotive after-market industry through GAG, our wholly owned subsidiary. The majority of our revenues have been derived from commissions earned by GAG on the sales of such automotive products. However, for the year ended December 31, 2002, GAG has been accounted for as a discontinued operation, although the majority of our revenues for the year ended December 31, 2002 were generated through GAG. The following discussion should be read in the context of the disposition of GAG and the fact that our results of our operations for the period ending March 31, 2002 were comprised for the most part of the now discontinued operations of GAG, which is now accounted for as a discontinued operation in our interim financial statements. As a result, the discussion of the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002 should be read bearing this in mind.

Results of Operations

We incurred a net loss of $168,212 for the three-month period ended March 31, 2003 compared to a net loss of $113,763 for the comparative period in 2002. The increase in net losses was primarily due to an increase in costs of sales and an increase in general and administrative expenses. Comparison of the three-month period ended March 31, 2003 and the three-month period ended March 31, 2003 is provided below.

Revenues

We recognized an increase in revenues to $70,751 for the three-month period ended March 31, 2003. During the comparable period in 2002, we recognized revenues of $20,365. Our revenues increases due to bringing more automated photo booths into operation in Germany. Our gross margins increased to $29,538 for the period ended March 31, 2003 from $9,936 for the period ended March 31, 2002. The increase in our gross margin was as a result of the more efficient costs associated with having more automated photo booths in operation.

General, Administration and Professional Fees

We experienced an increase in general and administration expenses in the three-month period ended March 31, 2003 to $120,025, as compared to general and administration expenses for the same period in 2002 of $72,775. This increase was primarily due to increased costs associated with our attempts to arrange financing of our operations.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our net loss for the three months ended March 31, 2003 was $168,212, compared to $113,763 for the same period in 2002. During the three-month period ended March 31, 2003, we incurred an operating loss of $166,843. During the same period in 2002, we incurred an operating loss of $130,104.

Net cash used in operating activities for the three-month period ended March 31, 2003 was $91,503 compared to net cash used in operating activities of $138,279 during the comparative period in 2002.

Net cash used in investing activities during the three-month period ended March 31, 2003 was $nil, compared to 8,063 for the same period in 2002. Net cash provided by financing activities was $55,000 for the three month period ended March 31, 2003, compared to $19,679 for the comparative period in 2002. The net decrease in cash during the three-month period ended March 31, 2003 was $36,503, leaving us with a cash balance at March 31, 2003 of $14,930.

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

Personnel

As of March 31, 2003, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending March 31, 2004, we do not expect to hire any employees.

Future Operations

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of following SFAS 142 may result in a future write-down of goodwill and the impact on the financial position and results of operations may be material. To January 31, 2002, no write-downs of goodwill were recorded in our financial statements.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. There is no impact of adoption of SFAS 144 on our consolidated financial statements.

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FASB Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FASB Interpretation No. 45 issued or modified after December 31, 2002.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FASB Interpretation No. 46 are applicable no later than July 1, 2003.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumption upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Effect Of Shares Eligible For Public Sale

As of June 15 , 2003, there were 20,878,082 common shares issued and outstanding. As of June 15, 2003, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of June 15, 2003, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(3)
Articles of Incorporation	3.1
Amendment to Articles of Incorporation	3.2
Amendment to Articles of Incorporation	3.3
Bylaws	3.4
Material Contracts (Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K filed on February 12, 2002. Exhibits 10.3 through 10.4 are incorporated from our Registration Statement on Form 10-SB filed on May 8, 2000 (and subsequent amendments thereto on Form 10/SBA). Exhibit 10.5 is incorporated by reference from our Form 8-K filed on December 27, 2002.	(10)
Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002)	10.1
Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH. (incorporated by reference from our Form 8-K filed on February 12, 2002).	10.2
Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998	10.3
Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries Inc. dated January 1, 2002	10.4
Letter Agreement, dated effective December 11, 2002 between Spectre Industries Inc. and Grant Brothers Sales, Inc.	10.5
Subsidiaries of Spectre Industries Inc.	(21)
21.1 Auto Photo Kiosk GmbH (a German corporation	21.1
21.2 Grant Automotive Group, Inc. (an Ontario corporation)	21.2
Section 906 Certification under Sarbanes-Oxley Act of 2002	99.1

SIGNAT URES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By:/s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: June 19, 2003

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

Date: June 19, 2003

/s/ Ian S. Grant

Ian S. Grant
Chief Financial Officer and Chief Executive Officer