Form 10QSB
period 2003-06-30
SPECTRE INDUSTRIES INC
filed 2003-09-19
CIK 1111872

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

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

20,878,082 common shares outstanding as of September 15, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and December 31, 2002

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	June 30, 2003	December 31, 2002
	(Unaudited)

CURRENT ASSETS

Cash	$11,282	51,433
Related party receivable (Note 5)	107,683	82,683
Other receivable	28,403	16,061

Total Current Assets	147,368	150,177

FIXED ASSETS, NET	56,280	59,333

OTHER ASSETS

Deposits	532	1,189
Goodwill, net	8,619	8,619

Total Other Assets	9,151	9,808

TOTAL ASSETS	$212,799	219,318

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2003	December 31, 2002
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$166,262	$52,865
Accrued expenses	15,285	17,281
Notes payable - related parties (Note 6)	99,616	17,512

Total Current Liabilities	281,163	87,658

Total Liabilities	281,163	87,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,878,082 shares issued and outstanding	20,877	20,877
Additional paid-in capital	12,001,992	12,001,992
Other comprehensive loss	(88)	(1,063)
Accumulated deficit	(12,091,145)	(11,890,146)

Total Stockholders' Equity (Deficit)	(68,364)	131,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$212,799	$219,318

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES

Photo kiosk revenue	$61,942	$14,068	$120,193	$34,433
Consulting revenue	12,500	-	25,000	-

Total Revenue	74,442	14,068	145,193	34,433

COST OF SALES	43,395	10,171	84,608	20,600

Gross Margin	31,047	3,897	60,585	13,833

EXPENSES

General and administrative	22,200	58,703	142,225	131,478
Depreciation expense	4,208	12,902	8,173	13,742
Consulting expense	36,412	45,494	108,803	111,919

Total Expenses	62,820	117,099	259,201	257,139

Loss from Operations	(31,773)	(113,202)	(198,616)	(243,306)

OTHER INCOME (EXPENSE)

Interest income	2,601	101	5,060	643
Interest expense	(3,615)	(814)	(7,443)	(814)

Total Other Income (Expense)	(1,014)	(713)	(2,383)	(171)

LOSS BEFORE MINORITY INTEREST
IN LOSS OF CONSOLIDATED
SUBSIDIARIES AND DISCONTINUED
OPERATIONS	(32,787)	(113,915)	(200,999)	(243,477)

Minority interest in loss of consolidated
subsidiaries	-	-	-	1,867

LOSS BEFORE DISCONTINUED
OPERATIONS	(32,787)	(113,915)	(200,999)	(241,610)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS (NOTE 4)

Income (loss) from discontinued operations	-	(4,204)	-	9,728

Total Income (Loss) From
Discontinued Operations	-	(4,204)	-	9,728

NET LOSS	$(32,787)	$(118,119)	$(200,999)	$(231,882)

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

OTHER COMPREHENSIVE INCOME

Foreign currency translation
adjustment	605	14,755	975	2,763

Total Other Comprehensive Income	605	14,755	975	2,763

TOTAL COMPREHENSIVE LOSS	$(32,182)	$(103,364)	$(200,024)	$(229,119)

BASIC INCOME (LOSS) PER SHARE

Loss before discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Income (loss) from discontinued
operations	0.00	(0.00)	0.00	0.00

Total Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,878,082	20,655,860	20,878,082	20,655,860

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	(Deficit)

Balance, December 31, 2001	20,655,860	$20,655	$11,893,095	$(839)	$(11,235,655)

Common stock issued for cash	222,222	222	99,752	-	-

Capital from purchase of 26% of APK	-	-	9,145	-	-

Currency translation adjustment	-	-	-	(224)	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(654,491)

Balance, December 31, 2002	20,878,082	20,877	12,001,992	(1,063)	(11,890,146)

Currency translation adjustment
(unaudited)	-	-	-	975	-

Net loss for the six months ended
June 30, 2003 (unaudited)	-	-	-	-	(200,999)

Balance, June 30, 2003 (unaudited)	20,878,082	$20,877	$12,001,992	$(88)	$(12,091,145)

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(200,999)	$(233,749)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	8,173	13,742
Currency translation adjustment	975	2,763
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,342)	8,743
(Increase) decrease in accounts receivable - related party	(25,000)	24,826
Decrease in other receivables	-	20,320
Decrease in deposits	657	10,588
(Decrease) in accrued expenses	(1,995)	(12,157)
Increase (decrease) in accounts payable	108,276	(57,659)

Net Cash Used by Operating Activities	(122,255)	(222,583)

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in minority interest	-	(228)
Purchase of fixed assets	-	(41,650)

Net Cash Used by Investing Activities	-	(41,878)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in stock subscription payable	-	99,974
Proceeds from notes payable - related party	82,104	36,678
Payments on notes payable - related party	-	(13,293)

Net Cash Provided by Financing Activities	82,104	123,359

NET (DECREASE) IN CASH	(40,151)	(141,102)

CASH AT BEGINNING OF PERIOD	51,433	337,336

CASH AT END OF PERIOD	$11,282	$196,234

CASH PAID DURING THE PERIOD FOR:

Interest	$-	$-
Income taxes	$-	$-

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

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

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 2002 financial statements to conform to the current quarter's presentation.

NOTE 3 - SEGMENT REPORTING

At June 30, 2003, the company had one reportable segment: photographic services performed in photo kiosks. The company's other previous segment of automotive parts sales had been sold at December 31, 2002 and has been classified as discontinued operations.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES	$-	$295,031	$-	$592,475

COST OF SALES	-	275,014	-	530,191

Gross Margin	-	20,017	-	62,284

EXPENSES

General and
administrative
expense	-	22,476	-	49,141

Total Expenses	-	22,476	-	49,141

Income (Loss) From
Operations	-	(2,459)	-	13,143

OTHER INCOME
(EXPENSE)

Interest income	-	40	-	46
Interest expense	-	(1,785)	-	(3,461)

Total Other
Income (Expense)	-	(1,745)	-	(3,415)

NET INCOME (LOSS)
FROM DISCONTINUED
OPERATIONS	$-	$(4,204)	$-	$9,728

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 5 - RELATED PARTY RECEIVABLES

Related parties receivable at June 30, 2003 are as follows:

Consulting receivable	$75,000
Reimbursement of payments to Bigoni-Steiner	32,683

$107,683

At the time of the sale of GAG back to GBS, the Company entered into a management services agreement wherein the Company will provide marketing and sales representation for GBS. GBS will pay the Company four equal instalments of $50,000 on December 31, 2002, 2003, 2004, and 2005. The first instalment of $50,000 and an additional $25,000 accrued through June 30, 2003 are being held in trust pending shareholder approval at its annual meeting.

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

During the six months ended June 30, 2003, the Company borrowed $81,003 from the Company's CEO and President, Ian S. Grant. This note bears an interest rate of 8%. This note is unsecured and is due on demand.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 6 - NOTES PAYABLE - RELATED PARTIES (Continued)

At June 30, 2003, notes payable-related parties consisted of the following:

Total notes payable - related parties	$99,616
Less: current maturities	(99,616)

Non-current notes payable - related parties	$-

Maturities of notes payable - related parties are as follows:

Year Ending
December 31,

2003	$99,616

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to our unaudited consolidated financial statements for the period ended June 30, 2003 (see Item 1 "Financial Statements").

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

In an effort to diversify Spectre's business operations, on September 4, 2001, we founded Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany, together with three other shareholders: Joachim Zweifel E6,500 (13%), Gerhildt Voigtlaender E6,500 (13%) and Vending Concept GmbH E10,000 (20%). Spectre paid E27,000 (approximately US$24,519) for a 54% interest in APK. Pursuant to a shareholder's agreement dated July 5, 2002 (the "APK Agreement"), we acquired without paying a premium, 26% of the capital of APK for E13.000 (approximately US$12,736) from two of the four shareholders of APK, Joachim Zweifel and Gerhild Voigtlaender, both residing in Germany. We also took over two shareholder loans as part of the agreement. Each loan amounting to E18.453,60 (approximately US$18,079) for a total of E36,907.20 (approximately US$36,159), with no accumulated interest; from the selling shareholders Zweifel and Voigtlaender. We now own 80%, and Vending Concept GmbH, a Swiss corporation, continues to own the remaining 20% of the share capital of APK.

Prior to our disposition of GAG, our primary business has been acting as a manufacturers' representative for products in the automotive after-market industry through GAG, our wholly owned subsidiary. The majority of our revenues have been derived from commissions earned by GAG on the sales of such automotive products. However, for the year ended December 31, 2002, GAG has been accounted for as a discontinued operation, although the majority of our revenues for the year ended December 31, 2002 were generated through GAG. The following discussion should be read in the context of the disposition of GAG and the fact that our results of our operations for the period ending June 30, 2002 were comprised for the most part of the now discontinued operations of GAG, which is now accounted for as a discontinued operation in our interim financial statements. As a result, the discussion of the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 should be read bearing this in mind.

Three-Month Period Ended June 30, 2003 Compared to the Three-Month Period ended June 30, 2002.

Results of Operations

We incurred a net loss of $32,787 for the three-month period ended June 30, 2003 compared to a net loss of $118,119 for the comparative period in 2002. The decrease in net losses was primarily due to the disposition of GAG given the losses that GAG had been generating. Comparison of the three-month period ended June 30, 2003 and the three-month period ended June 30, 2003 is provided below.

Revenues

We recognized an increase in revenues to $74,442 for the three-month period ended June 30, 2003. During the comparable period in 2002, we recognized revenues of $14,068. Our revenues increased due to bringing more automated photo booths into operation in Germany. Our gross margins increased to $31,047 for the period ended June 30, 2003 from $3,897 for the period ended June 30, 2002. The increase in our gross margin was as a result of the more efficient costs associated with having more automated photo booths in operation.

General, Administration and Professional Fees

We experienced an decrease in general and administration expenses in the three-month period ended June 30, 2003 to $22,200, as compared to general and administration expenses for the same period in 2002 of $58,703. This decrease was primarily due to the elimination of the expenses associated with the operations of GAG.

Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period ended June 30, 2002.

Results of Operations

We incurred a net loss of $200,999 for the six-month period ended June 30, 2003 compared to a net loss of $233,749 for the comparative period in 2002. The decrease in net losses was primarily due to the disposition of GAG given the losses that GAG had been generating. Comparison of the six-month period ended June 30, 2003 and the six-month period ended June 30, 2003 is provided below.

Revenues

We recognized an increase in revenues to $145,193 for the six-month period ended June 30, 2003. During the comparable period in 2002, we recognized revenues of $34,433. Our revenues increased due to bringing more automated photo booths into operation in Germany. Our gross margins increased to $60,585 for the six month period ended June 30, 2003 from $13,833 for the period ended June 30, 2002. The increase in our gross margin was as a result of the more efficient costs associated with having more automated photo booths in operation.

General, Administration and Professional Fees

We experienced an increase in general and administration expenses in the six-month period ended June 30, 2003 to $142,225, as compared to general and administration expenses for the same period in 2002 of $131,478.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our net loss for the six months ended June 30, 2003 was $200,999, compared to $231,882 for the same period in 2002. During the six-month period ended June 30, 2003, we incurred an operating loss of $198,616. During the same period in 2002, we incurred an operating loss of $243,306.

Net cash used in operating activities for the six-month period ended June 30, 2003 was $122,255 compared to net cash used in operating activities of $222,583 during the comparative period in 2002.

Net cash used in investing activities during the six-month period ended June 30, 2003 was nil, compared to $41,878 for the same period in 2002. Net cash provided by financing activities was $82,104 for the six month period ended June 30, 2003, compared to $123,359 for the comparative period in 2002. The net decrease in cash during the six-month period ended June 30, 2003 was $40,151, leaving us with a cash balance at June 30, 2003 of $11,282.

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

Personnel

As of June 30, 2003, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending June 30, 2004, we do not expect to hire any employees.

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

Effect Of Shares Eligible For Public Sale

As of September 15 , 2003, there were 20,878,082 common shares issued and outstanding. As of September 15, 2003, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of September 15, 2003, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(3)
Articles of Incorporation	3.1
Amendment to Articles of Incorporation	3.2
Amendment to Articles of Incorporation	3.3
Bylaws	3.4
Material Contracts (Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K filed on February 12, 2002. Exhibits 10.3 through 10.4 are incorporated from our Registration Statement on Form 10-SB filed on May 8, 2000 (and subsequent amendments thereto on Form 10/SBA). Exhibit 10.5 is incorporated by reference from our Form 8-K filed on December 27, 2002.	(10)
Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002)	10.1
Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH. (incorporated by reference from our Form 8-K filed on February 12, 2002).	10.2
Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998	10.3
Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries Inc. dated January 1, 2002	10.4
Letter Agreement, dated effective December 11, 2002 between Spectre Industries Inc. and Grant Brothers Sales, Inc.	10.5
Subsidiaries of Spectre Industries Inc.	(21)
21.1 Auto Photo Kiosk GmbH (a German corporation	21.1
21.2 Grant Automotive Group, Inc. (an Ontario corporation)	21.2
Section 302 Certification	31.1
Section 906 Certification	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By:/s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: September 15, 2003