Form 10QSB/A
period 2003-10-16
SPECTRE INDUSTRIES INC
filed 2003-10-17
CIK 1111872

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

In an effort to diversify Spectre's business operations, on September 4, 2001, we founded Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany, together with three other shareholders: Joachim Zweifel Euros 6,500 (13%), Gerhildt Voigtlaender Euros 6,500 (13%) and Vending Concept GmbH Euros 10,000 (20%). Spectre paid Euros 27,000 (approximately US$24,519) for a 54% interest in APK. Pursuant to a shareholder's agreement dated July 5, 2002 (the "APK Agreement"), we acquired without paying a premium, 26% of the capital of APK for Euros 13.000 (approximately US$12,736) from two of the four shareholders of APK, Joachim Zweifel and Gerhild Voigtlaender, both residing in Germany. We also took over two shareholder loans as part of the agreement. Each loan amounting to Euros 18.453,60 (approximately US$18,079) for a total of Euros 36,907.20 (approximately US$36,159), with no accumulated interest; from the selling shareholders Zweifel and Voigtlaender. We now own 80%, and Vending Concept GmbH, a Swiss corporation, continues to own the remaining 20% of the share capital of APK.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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
Date: October 15, 2003