Form 10QSB
period 2003-09-30
SPECTRE INDUSTRIES INC
filed 2003-11-21
CIK 1111872

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

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

20,878,082 common shares outstanding as of November 1, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and December 31, 2002

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30, 2003	December 31, 2002
	(Unaudited)

CURRENT ASSETS

Cash	$ 10,221	$ 51,433
Related party receivables (Note 5)	120,183	82,683
Other receivables	34,983	16,061

Total Current Assets	165,387	150,177

FIXED ASSETS, NET	66,830	59,333

OTHER ASSETS

Deposits	513	1,189
Goodwill, net	8,619	8,619

Total Other Assets	9,132	9,808

TOTAL ASSETS	$ 241,349	$ 219,318

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2003	December 31, 2002
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$ 216,179	$ 52,865
Accrued expenses	78,847	17,281
Notes payable - related parties (Note 6)	114,478	17,512

Total Current Liabilities	409,504	87,658

Total Liabilities	409,504	87,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,878,082 shares issued and outstanding	20,877	20,877
Additional paid-in capital	12,001,992	12,001,992
Other comprehensive loss	(2,606)	(1,063)
Accumulated deficit	(12,188,418)	(11,890,146)

Total Stockholders' Equity (Deficit)	(168,155)	131,660

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 241,349	$ 219,318

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES

Photo kiosk revenue	$ 68,091	$ 43,121	$ 188,284	$ 77,554
Consulting revenue	12,500	-	37,500	-

Total Revenue	80,591	43,121	225,784	77,554

COST OF SALES	64,212	24,501	148,820	45,101

Gross Margin	16,379	18,620	76,964	32,453

EXPENSES

General and administrative	68,339	72,094	210,564	203,572
Depreciation expense	6,542	4,322	14,715	18,064
Consulting expense	37,032	61,078	145,835	172,997

Total Expenses	111,913	137,494	371,114	394,633

Loss from Operations	(95,534)	(118,874)	(294,150)	(362,180)

OTHER INCOME (EXPENSE)

Interest income	2,289	138	7,349	781
Interest expense	(4,028)	(1,783)	(11,471)	(2,597)

Total Other Income (Expense)	(1,739)	(1,645)	(4,122)	(1,816)

LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES AND DISCONTINUED OPERATIONS	(97,273)	(120,519)	(298,272)	(363,996)

Minority interest in loss of consolidated subsidiaries	-	-	-	-

LOSS BEFORE DISCONTINUED OPERATIONS	(97,273)	(120,519)	(298,272)	(363,996)

LOSS FROM DISCONTINUED OPERATIONS (NOTE 4)

Loss from discontinued operations	-	(62,400)	-	(52,672)

Total Loss From Discontinued Operations	(62,400)	-	-	(52,672)

NET LOSS	$ (97,237)	$ (182,919)	$ (298,272)	$ (416,668)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and other Comprehensive Income (Loss) (Continued)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

NET LOSS	$ (97,237)	$ (182,919)	$ (298,272)	$ (416,668)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment	(2,518)	(2,176)	(1,543)	587

Total Other Comprehensive Income (loss)	(2,518)	(2,176)	(1,543)	587

TOTAL COMPREHENSIVE LOSS	$ (99,755)	$ (185,095)	$ (299,815)	$ (416,081)

BASIC INCOME LOSS PER SHARE

Loss before discontinued operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)
Income (loss) from discontinued operations	-	(0.00)	-	(0.00)

Total Loss Per Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,878,082	20,655,860	20,878,082	20,655,860

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated (Deficit)

	Shares	Amount
Balance, December 31, 2001	20,655,860	$ 20,655	$ 11,893,095	$ (839)	$ (11,235,655)

Common stock issued for cash	222,222	222	99,752	-	-

Capital from purchase of 26% of APK	-	-	9,145	-	-

Currency translation adjustment	-	-	-	(224)	-

Net loss for the year ended December 31, 2002	-	-	-	-	(654,491)

Balance, December 31, 2002	20,878,082	20,877	12,001,992	(1,063)	(11,890,146)

Currency translation adjustment (unaudited)	-	-	-	(1,543)	-

Net loss for the nine months ended September 30, 2003 (unaudited)	-	-	-	-	(298,272)

Balance, September 30, 2003 (unaudited)	20,878,082	$ 20,877	$ 12,001,992	$ (2,606)	$ (12,188,418)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (298,272)	$ (416,668)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	14,715	18,064
Currency translation adjustment	(1,543)	587
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	4,093
(Increase) in accounts receivable - related party	(37,500)	-
(Increase) decrease in other receivables	(18,922)	44,031
Decrease in deposits	676	12,684
Increase (decrease) in accrued expenses	64,995	(8,884)
Increase in accounts payable	157,703	32,468

Net Cash Used by Operating Activities	(118,148)	(313,625)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in subsidiary investment	-	5,016
Sale of fixed assets	-	41,117
Decrease in minority interest	-	(11,744)
Purchase of fixed assets	(16,601)	(30,107)

Net Cash Provided (Used) by Investing Activities	(16,601)	4,282

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in stock subscription payable	-	99,974
Proceeds from notes payable - related parties	93,537	27,952
Payments on notes payable - related parties	-	(50,256)

Net Cash Provided by Financing Activities	93,537	77,670

NET DECREASE IN CASH	(41,212)	(231,673)

CASH AT BEGINNING OF PERIOD	51,433	337,336

CASH AT END OF PERIOD	$ 10,221	$ 105,663

CASH PAID DURING THE PERIOD FOR:

Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2003 financial statements to conform to the current quarter's presentation.

NOTE 3 - SEGMENT REPORTING

At September 30, 2003, the Company had one reportable segment: photographic services performed in photo kiosks. The Company's other previous segment of automotive parts sales had been sold at December 31, 2002 and has been classified as discontinued operations.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 4 - DISCONTINUED OPERATIONS

In December 2002, the Company's Board of Directors entered into an agreement to sell GAG and its wholly-owned subsidiary Bigoni to Grant Brothers Sales (GBS). The decision to sell was based on, among other items, the low profit capability of automobile parts sales, as well as the Limited Growth Potential of GAG. The Company believes that the photo kiosks business provides for a better business model. The consideration for the sales per the sales agreement was $1. Additionally, GBS will pay the Company 33% of GAG's net cash flow (as defined in the management services agreement) and will be distributed to the Company for the fiscal years of 2004, 2005, and 2006. No payments under the net cash flow are guaranteed. The Company no longer has any control over GAG. The Company's president is also an owner of GBS. The Company has accounted for the sale as having occurred on December 28, 2002, because control was transferred to GBS and the shareholders are expected to ratify the sale (See Note 7).
	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES	$ -	$ 289,056	$ -	$ 881,531

COST OF SALES	-	315,294	-	845,485

Gross Margin	-	(26,238)	-	36,046

EXPENSES

General and administrative expense	-	34,640	-	83,781

Total Expenses	-	34,640	-	83,781

Loss From Operations	-	(60,878)	-	(47,735)

OTHER INCOME (EXPENSE)

Interest income	-	17	-	63
Interest expense	-	(1,539)	-	(5,000)

Total Other Income (Expense)	-	(1,522)	-	(4,937)

NET LOSS FROM DISCONTINUED OPERATIONS	$ -	$ (62,400)	$ -	$ (52,672)

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 5 - RELATED PARTY RECEIVABLES

Related parties receivable at September 30, 2003 are as follows:

Consulting receivable	$ 87,500
Reimbursement of payments to Bigoni-Steiner	32,683
$ 120,183

At the time of the sale of GAG back to GBS, the Company entered into a management services agreement wherein the Company will provide marketing and sales representation for GBS. GBS will pay the Company four equal installments of $50,000 on December 31, 2002, 2003, 2004, and 2005. The first installment of $50,000 and an additional $37,500 accrued through September 30, 2003 are being held in trust pending shareholder approval at its annual meeting.

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

During the nine months ended September 30, 2003, the Company borrowed $91,180 from the Company's CEO and President, Ian S. Grant. This note bears an interest rate of 8%. This note is unsecured and is due on demand.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 6 - NOTES PAYABLE - RELATED PARTIES (Continued)

At September 30, 2003, notes payable-related parties consisted of the following:

Total notes payable - related parties	$ 114,478
Less: current maturities	(114,478)

Non-current notes payable - related parties	$ -

Maturities of notes payable - related parties are as follows:

Year Ending December 31,
2003	$ 114,478

NOTE 7 - SUBSEQUENT EVENT

During November 2003, The Company held a special shareholders meeting to vote on the sale of the Company's wholly owned subsidiary, Grant Automotive Group, Inc. (GAG) to Grant Brothers Sales, Ltd (GBS). The motion was voted on and passed.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to our unaudited consolidated financial statements for the period ended September 30, 2003 (see Item 1 "Financial Statements").

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

On December 11, 2002 we entered into an agreement (the "Agreement") for the disposition of all of the shares of our wholly owned subsidiary GAG back to GBS (the "Sale"). A condition subsequent to the Agreement is that we receive shareholder approval for the Agreement at a meeting to be called for that purpose. We obtained the approval of a majority of the shareholders at a special meeting held on November 12, 2003.

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

Prior to our disposition of GAG, our primary business has been acting as a manufacturers' representative for products in the automotive after-market industry through GAG, our wholly owned subsidiary. The majority of our revenues have been derived from commissions earned by GAG on the sales of such automotive products. However, for the year ended December 31, 2002, GAG has been accounted for as a discontinued operation, although the majority of our revenues for the year ended December 31, 2002 were generated through GAG. The following discussion should be read in the context of the disposition of GAG and the fact that our results of our operations for the period ending September 30, 2002 were comprised for the most part of the now discontinued operations of GAG, which is now accounted for as a discontinued operation in our interim financial statements. As a result, the discussion of the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002 should be read bearing this in mind.

Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period ended September 30, 2002.

Results of Operations

We incurred a net loss of $97,237 for the three-month period ended September 30, 2003 compared to a net loss of $182,919 for the comparative period in 2002. The decrease in the net loss occurred primarily as a result of the elimination of losses from our discontinued operations, for which we had incurred a loss of $62,400 for the three-month period ended September 30, 2002.

Revenues

We recognized an increase in revenues to $80,591 for the three-month period ended September 30, 2003. During the comparable period in 2002, we recognized revenues of $43,121. The increase in revenue was due to an increase in photo kiosk revenue as a result of having more photo booths in operation, and the receipt of consulting revenue of $12,500. Our gross margins decreased slightly to $16,379 for the period ended September 30, 2003 from $18,620 for the period ended September 30, 2002.

General, Administration and Professional Fees

We experienced an decrease in general and administration expenses in the three-month period ended September 30, 2003 to $68,339, as compared to general and administration expenses for the same period in 2002 of $72,094. This decrease was primarily due to the elimination of the expenses associated with the operations of GAG.

Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period ended September 30, 2002.

Results of Operations

We incurred a net loss of $298,272 for the nine-month period ended September 30, 2003 compared to a net loss of $416,668 for the comparative period in 2002. The decrease was primarily as a result of the elimination of losses from our discontinued operations, and corresponding increases in revenues from our photo kiosk operations.

Revenues

We recognized an increase in revenues to $225,784 for the nine-month period ended September 30, 2003. During the comparable period in 2002, we recognized revenues of $77,544. Our revenues increased due to bringing more automated photo booths into operation in Germany. Our gross margins increased to $76,964 for the nine-month period ended September 30, 2003 from $32,453 for the period ended September 30, 2002. The increase in our gross margin was as a result of the more efficient costs associated with having more automated photo booths in operation.

General, Administration and Professional Fees

We experienced a marginal increase in general and administration expenses in the nine-month period ended September 30, 2003 to $210,564, as compared to general and administration expenses for the same period in 2002 of $203,572.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our net loss for the nine-months ended September 30, 2003 was $298,272, compared to $416,668 for the same period in 2002. During the nine-month period ended September 30, 2003, we incurred an operating loss of $294,150. During the same period in 2002, we incurred an operating loss of $362,180.

Net cash used in operating activities for the nine-month period ended September 30, 2003 was $118,148 compared to net cash used in operating activities of $313,625 during the comparative period in 2002.

Net cash used in investing activities during the nine-month period ended September 30, 2003 was $16,601, compared to cash provided by investing activities of $4,282 for the same period in 2002. Net cash provided by financing activities was $93,537 for the nine-month period ended September 30, 2003, compared to $77,670 for the comparative period in 2002. The net decrease in cash during the nine-month period ended September 30, 2003 was $41,212, leaving us with a cash balance at September 30, 2003 of $10,221.

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

Personnel

As of September 30, 2003, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending September 30, 2004, we do not expect to hire any employees.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of following SFAS 142 may result in a future write-down of goodwill and the impact on the financial position and results of operations may be material. To September 30, 2003, no write-downs of goodwill were recorded in our financial statements.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of September 30, 2003 we have an accumulated deficit of approximately $12,188,418.

Dependence Upon Relationships With Key Manufacturers

Our future success depends upon our ability represent manufacturers and service providers in the automotive after-market industry.

We have a limited number of relationships with manufacturers and service providers in the automotive after-market, and rely significantly upon the personal contacts of our President, Ian S. Grant, to maintain our existing relationships and to develop new relationships. Our success depends significantly on our ability to maintain existing relationships with these manufacturers and service providers and to build new relationships with other automotive manufacturers and service providers. We cannot ensure that we will be able to maintain such relationships or continue to obtain agreements to represent other parties in the industry.

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

Dependence on a Single Product; Rapid Technological Change

Going forward we will derive the majority of our revenues from the operation of our instant photo booths. The digital technology incorporated by our instant photo booths is characterized by rapid technological change, new products and services, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to the auto photo kiosk technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new digital photographic technology may reduce demand for our instant photo booths. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop or acquire new products and services.

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

Effect Of Shares Eligible For Public Sale

As of November 1 , 2003, there were 20,878,082 common shares issued and outstanding. As of November 1, 2003, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of November 1, 2003, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Index of Exhibits
Description	Exhibit Number
Articles of Incorporation (the following exhibits are incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000, and subsequent amendments thereto on Form 10-SB/A)	(3)
Articles of Incorporation	3.1
Amendment to Articles of Incorporation	3.2
Amendment to Articles of Incorporation	3.3
Bylaws	3.4
Material Contracts (Exhibits 10.1 through 10.2 are incorporated by reference from our Form 8-K filed on February 12, 2002. Exhibits 10.3 through 10.4 are incorporated from our Registration Statement on Form 10-SB filed on May 8, 2000 (and subsequent amendments thereto on Form 10/SBA). Exhibit 10.5 is incorporated by reference from our Form 8-K filed on December 27, 2002.	(10)

Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002)	10.1
Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH. (incorporated by reference from our Form 8-K filed on February 12, 2002).	10.2
Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998	10.3
Management Services Agreement among Grant Brothers Sales, Limited, Grant Automotive Group Inc. and Spectre Industries Inc. dated January 1, 2002	10.4
Letter Agreement, dated effective December 11, 2002 between Spectre Industries Inc. and Grant Brothers Sales, Inc.	10.5
Subsidiaries of Spectre Industries Inc.	(21)
21.1 Auto Photo Kiosk GmbH (a German corporation)	21.1
21.2 Grant Automotive Group, Inc. (an Ontario corporation)	21.2
Section 302 Certification	31.1
Section 906 Certification	32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant
Ian S. Grant, President and CEO/Director
Date: November 21, 2003