Form 10KSB
period 2003-12-31
SPECTRE INDUSTRIES INC
filed 2004-04-30
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  0-30573
SPECTRE INDUSTRIES INC.
(Name of small business issuer in its charter)
Nevada	98-0226032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#6-260 E. Esplanade, North Vancouver, British Columbia	V7L 1A3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604-984-0400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
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

State issuer's revenues for its most recent fiscal year.  $292,629

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

19,878,081 common shares @ $0.23 (1) = $4,571,958.60
(1) Average of bid and ask closing prices on April 15, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

20,878,081 common shares issued and outstanding as of April 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Spectre" mean Spectre Industries Inc., unless otherwise indicated.

Corporate History

Spectre Industries, Inc. was incorporated in the State of Nevada on May 13, 1986 under the name Abercrombie, Inc. On June 6, 1995, our name was changed to Spectre Motor Cars, Inc. We changed our name to Spectre Industries, Inc. on November 6, 1997. In December 1997, we retained the services of I.S. Grant & Company, Ltd. to assist in exploring opportunities in the automotive after-market.

In June 1998, Mr. Ian S. Grant, President of I.S. Grant & Company, was appointed to serve as our President and Director. Mr. Grant assisted us with the acquisition of our formerly 100% owned subsidiary, Grant Automotive Group, Inc., an Ontario corporation ("GAG"), from Grant Brothers Sales, Ltd. ("GBS"). Mr. Grant was an officer, director and shareholder of both GBS and our company at the time. As part of a Management Services Agreement entered into concurrently with that transaction, GBS received an aggregate of 450,000 shares. Through his ownership interest in GBS, Mr. Grant holds a beneficial interest in those shares.

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

On December 11, 2002 we entered into an agreement (the "Agreement") for the disposition of all of the shares of our wholly owned subsidiary GAG back to GBS (the "Sale"). A condition subsequent to the Agreement was that we receive shareholder approval for the Agreement at a meeting to be called for that purpose. We obtained the approval of a majority of the shareholders at a special meeting held on November 12, 2003.

While we have disposed of GAG, we remain of the view that electronic commerce will be a viable industry in the future for the automotive after-market industry, even though the rate of adoption has been slower than previously forecasted. As a result, GBS will continue to joint venture directly with us in the marketing and sales representation of our e-commerce initiatives such as Turbo Spark, in conjunction with DST/MacDonald. Our recent exclusive distribution agreement with DST/Madonald for the distribution of their proprietary on-line parts procurement software product, "Turbo Spark", is a good opportunity to continue to utilize the GAG sales force in a low risk setting with potentially substantial returns. As a result, we will receive commission income on revenue earned from the sale of Turbo Spark to Canadian customers.

Our Current Business

In an effort to diversify Spectre's business operations, on September 4, 2001, we founded Auto Photo Kiosk GmbH ("APK"), a limited liability corporation under the laws of Germany, together with three other shareholders: Joachim Zweifel €6,500 (13%), Gerhildt Voigtlaender €6,500 (13%) and Vending Concept GmbH €10,000 (20%). Spectre paid €27,000 (approximately US$24,519) for a 54% interest in APK. Pursuant to a shareholder's agreement dated July 5, 2002 (the "APK Agreement"), we acquired without paying a premium, 26% of the capital of APK for €13.000 (approximately US$12,736) from two of the four shareholders of APK, Joachim Zweifel and Gerhild Voigtlaender, both residing in Germany. We also took over two shareholder loans as part of the agreement. Each loan amounting to €18.453,60 (approximately US$18,079) for a total of €36,907.20 (approximately US$36,159), with no accumulated interest; from the selling shareholders Zweifel and Voigtlaender. We now own 80%, and Vending Concept GmbH, a Swiss corporation, continues to own the remaining 20% of the share capital of APK.

APK was incorporated in September 2001 as a service company to operate instant photo booths and related products, in major public access areas, primarily in Germany.

APK's existing customers are government and municipal agencies, malls and shopping centres. APK currently has 16 instant photo booths installed. The end users are individuals who go to the photo booths for photos to use in forms of personal identification (such as passports, driver's licenses, personal identification, etc.). APK's photo booths produce photos using digital technology and require no photo processing chemicals.

The locations for installation of a photo booth are made available by APK's customers who provide the locations for the photo booths. APK remunerates its customers, the location provider, through a revenue sharing arrangement of approximately 30-44% of the net revenues (gross revenues less 16% value-added-tax ("V.A.T.")), generated by each installed photo booth, or alternatively through a fixed rental rate. The length of the contracts for the location rentals vary from one year (contracts with written termination three months prior to expiration) up to 10 years.

Of the 16 instant photo booths that are installed, 11 are leased from EFS Business Consult GmbH & Co. Hora OHG in Germany under two lease agreements at a price of €12,271 plus 16% V.A.T. Both lease agreements have the same terms, and are for a period of 36 months with an automatic extension of an additional 24 months. The terms of the lease agreements are such that during months 1 through 36, APK pays a fixed lease payment of €300 per month per machine, plus the applicable 16% V.A.T. Additionally, there is a variable lease payment component in months 1 through 36 that is payable annually, beginning December 31, 2003 (applicable for the period from August 2002 to the end of December 2003). This is an amount that is based upon net revenues less costs (i.e. sales, service & maintenance). Upon extension of the lease agreement, in months 37 through 60, APK's lease payment is completely variable. The payment will be based upon a value that is in the middle of a range, which is based upon three calculations: (1) 25% of the monthly net revenues per photo booth, (2) 2.5% of the purchase price (€12,271 x € 306.78 x 24 months per machine), and (3) 4% of the purchase price (€12,271 x €490.84 x 24 months per machine). The lease agreements assume there will be a residual value at the end of the extension period (60 months). This is estimated to be approximately €250-€500 per machine.

The remaining five machines are directly owned by APK, having been purchased at a cost of €14,271 plus 16% V.A.T. per booth. Of the instant photo booths that are installed, 4 are located in shopping centres and 12 are located in various city government buildings.

As we would like to relocate our assets and operations to an operating subsidiary, we entered into an agreement with Spectre Holdings Inc., our wholly owned subsidiary, on December 10, 2003, for the transfer of all our assets and liabilities to Spectre Holdings, which transfer remains subject to shareholder approval.

APK currently has only one full time employee and expects to hire more employees as required.

Employees

As of December 31, 2003, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending December 31, 2004, we do not expect to hire any employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2004.

Competition

According to available industry information, our largest competitor is FotoFix GmbH, a subsidiary of Photo-Me International PLC, who have approximately 1800 instant photo booth installations in the German market.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

Limited Operating History In Providing Services to the Instant Photo Booth Industry

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

Increased competition from future or existing competitors in the instant photo booth market will likely impair our ability to establish and maintain market share. If we are unsuccessful in establishing and maintaining a sufficient number of instant photo booths in profitable locations, it is unlikely that we will be able to generate sufficient revenues to sustain operations

We lack working capital and due to the losses incurred since inception, our stockholders' deficiencies and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We have not generated sufficient revenues to cover our operational expenses and do not anticipate doing so in the near future. If our business does not meet our intended income goals, we will require additional financing. If we are not successful in obtaining additional financing by the end of 2004, we may be required to reduce operations to a sustainable level until any such financing is obtained, or sufficient revenues are generated to sustain operations. There can be no assurances that additional equity or other financing will be available at all or available on terms acceptable to us.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of December 31, 2003 we have an accumulated deficit of $12,314,871.

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

Disruption in Manufacturing and Repair; Inability to Manufacture or Service Instant Photo Booths

The supply, manufacture technical updates and servicing of the instant photo booths is provided exclusively by Vending Concepts GmbH. We are dependent on this one supplier for the provision, repair and servicing of the instant photo booths. Our reliance on this supplier, as well as industry supply conditions generally, subject us to various risks, including the possibility of a shortage or a lack of availability of instant photo booths, key components, quality control problems, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our business and results of operations. In situations where we are unable to rectify supply or quality problems associated with our instant photo booths costly delays could result. Although we believe that our supplier has current manufacturing capabilities to enable it to produce sufficient instant photo booths for our purposes through fiscal 2004, there can be no assurance that this will be adequate for unanticipated future growth.

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

Effect Of Shares Eligible For Public Sale

As of April 15, 2004, there were 20,878,081 common shares issued and outstanding. As of April 15, 2004, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of April 15, 2004, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Item 2. Description of Property.

We lease 1,000 square feet of office space at #6-260 East Esplanade, North Vancouver, British Columbia. We lease our office space on a month to month basis and our monthly rental is approximately $570. During the fiscal year ending December 31, 2003, we paid $6,840 for rent.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

At our Special Meeting of Shareholders held November 13, 2003 (the "Meeting"), the proposal to sell GAG to GBS, as described in our Information Circular and Proxy Statement for the Meeting, was adopted by our shareholders by ordinary resolution.

The number of shares cast for the proposal was 1,025,300, not including broker non-votes of 20,187,376 shares. There were no votes against the proposal and no votes withheld. There were also no abstentions and no broker non-votes

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Spectre Industries Inc." and under the symbol "STND". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2002 and 2003. The bid information was obtained from Canada Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2003	0.06	0.03
September 30, 2003	0.07	0.02
June 30, 2003	0.17	0.06
March 31, 2003	0.19	0.09
December 31, 2002	0.34	0.10
September 30, 2002	0.27	0.05
June 30, 2002	0.53	0.10
March 31, 2002	0.58	0.11

On April 15, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.22.

As of April 15, 2004, there were 94 holders of record of our common stock. As of such date, 20,878,081 common shares were issued and outstanding.

Our common shares are issued in registered form. Stalt Inc., 848 Tanager Street, Suite N, Incline Village, Nevada, 89451 (Telephone: 775.831.3335; Facsimile 775.831.3337) is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Prior to our disposition of GAG, our primary business has been acting as a manufacturers' representative for products in the automotive after-market industry through GAG, our wholly owned subsidiary. The majority of our revenues have been derived from commissions earned by GAG on the sales of such automotive products. However, for the year ended December 31, 2002, GAG has been accounted for as a discontinued operation, although the majority of our revenues for the year ended December 31, 2002 were generated through GAG. The following discussion should be read in the context of the disposition of GAG.

Results of Operations

Year ended December 31, 2003 and December 31, 2002

Results of Operations

We incurred a net loss of $424,725 for the year ended December 31, 2003 compared to a net loss of $654,491 for the comparative period in 2002. The decrease in the net loss occurred primarily as a result of the elimination of losses from our discontinued operations, for which we had incurred a loss of $258,627 for the year ended December 31, 2002.

Revenues

We recognized an increase in revenues to $292,629 for the year ended December 31, 2003. During the comparable period in 2002, we recognized revenues of $174,066. The increase in revenue was due to an increase in photo kiosk revenue as a result of having more photo booths in operation, and the receipt of consulting revenue of $50,000. Our gross margins decreased slightly to $89,269 for the year ended December 31, 2003 from $86,499 for the year ended December 31, 2002.

General, Administration and Professional Fees

We experienced an increase in general and administration expenses in the year ended December 31, 2003 to $261,822, as compared to general and administration expenses for the same period in 2002 of $238,650. This increase was primarily due to the increased professional fees in relation to the sale of GAG and the financing of additional photo booths for APK.

Liquidity and Capital Resources

Year ended December 31, 2003

Net cash used in operating activities for the year ended December 31, 2003 was $130,530 compared to net cash used in operating activities of $385,914 during the comparative period in 2002.

Net cash used in investing activities during the year ended December 31, 2003 was $0, compared to cash provided by investing activities of $36,892 for the same period in 2002. Net cash provided by financing activities was $102,766 for the year ended December 31, 2003, compared to $63,119 for the comparative period in 2002. The net decrease in cash during the year ended December 31, 2003 was $27,764, leaving us with a cash balance at December 31, 2003 of $23,669.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base for the automated photo booth operations of APK. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability. Management projects that we may require an additional $200,000 to $250,000 to help fund our ongoing operating expenses and working capital requirements for the next twelve months.

Future Operations

An investment in our common stock involves a number of very significant risks. You should carefully consider the risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of common stock. It is possible that our business, operating results and financial condition could be seriously harmed due to any of the risks disclosed herein. The trading price of shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our consolidated annual financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our automated photo products, the continuing successful development of our photo booth operations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the consolidated financial statements of the Company.

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the consolidated financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements of the Company.

"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

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

Expenses

Prior to December 31, 2003, we had utilized the personnel, including management, sales and service, and office facilities, including space, systems and supplies, of GBS to service our customers and reimbursed GBS for all direct costs attributed to those customers.

Principles of Consolidation

For our foreign subsidiary, APK, the functional currency has been determined to be the Euro. Accordingly, assets and liabilities are translated at period end exchange rates prevailing during the period. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

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

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated April 22, 2004

Consolidated Balance Sheet as at December 31, 2003

Consolidated Statements of Operations for the years ended December 31, 2003 and December 31, 2002

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002

Notes to the Consolidated Financial Statements

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

Spectre Industries, Inc. and Subsidiary
Board of Directors
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Spectre Industries, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectre Industries, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2004

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS
December 31, 2003
CURRENT ASSETS
Cash	$ 23,669
Related party receivables (Note 4)	50,000
Other receivables	8,581
Total Current Assets	82,250

FIXED ASSETS, NET (Note 2)	66,838
TOTAL ASSETS	$ 149,088

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 43,168
Accounts payable - related party (Note 6)	184,090
Accrued expenses	6,051
Accrued expenses - related party (Note 6)	95,078
Notes payable - related parties (Note 6)	120,278
Total Current Liabilities	448,665
Total Liabilities	448,665
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,878,082 shares issued and outstanding	20,877
Additional paid-in capital	12,001,992
Other comprehensive loss	(7,575)
Accumulated deficit	(12,314,871)
Total Stockholders' Equity (Deficit)	(299,577)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 149,088

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Loss

	For the Years Ended December 31,
	2003	2002
REVENUES
Photo kiosk revenue	$ 242,629	$ 124,066
Consulting revenue - related party	50,000	50,000
Total Revenue	292,629	174,066
COST OF SALES	203,360	87,567
Gross Margin	89,269	86,499
EXPENSES
Bad debt - related party	32,683	-
General and administrative	261,822	238,650
Depreciation expense	20,402	23,317
Consulting expense	185,110	220,901
Total Expenses	500,017	482,868
Loss from Operations	(410,748)	(396,369)
OTHER INCOME (EXPENSE)
Goodwill impairment (Note 5)	(8,619)	-
Interest income	10,588	6,606
Interest expense	(15,946)	(6,101)
Total Other Income (Expense)	(13,977)	505
LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES AND DISCONTINUED OPERATIONS	(424,725)	(395,864)
Minority interest in loss of consolidated subsidiaries	-	-
LOSS BEFORE DISCONTINUED OPERATIONS	(424,725)	(395,864)
LOSS FROM DISCONTINUED OPERATIONS (NOTE 10)
Loss on disposal	-	(263,361)
Income from discontinued operations	-	4,734
Total (Loss) From Discontinued Operations	-	(258,627)
NET LOSS	$ (424,725)	$ (654,491)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Other Comprehensive Loss (Continued)
	For the Years Ended December 31,
	2003	2002
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	$ (6,512)	$ (224)
Total Other Comprehensive Loss	(6,512)	(224)
TOTAL COMPREHENSIVE LOSS	$ (431,237)	$ (654,715)
BASIC LOSS PER SHARE
Loss before discontinued operations	$ (0.02)	$ (0.02)
Income (loss) from discontinued operations	0.00	(0.01)
Total loss per share	$ (0.02)	$ (0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,660,731	20,660,731

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2001	20,655,860	$ 20,655	$ 11,893,095	$ (839)	$(11,235,655)
Common stock issued for cash	222,222	222	99,752	-	-
Capital from purchase of 26% of APK	-	-	9,145	-	-
Currency translation adjustment	-	-	-	(224)	-
Net loss for the year ended December 31, 2002	-	-	-	-	(654,491)
Balance, December 31, 2002	20,878,082	20,877	12,001,992	(1,063)	(11,890,146)
Currency translation adjustment	-	-	-	(6,512)	-
Net loss for the year ended December 31, 2003	-	-	-	-	(424,725)
Balance, December 31, 2003	20,878,082	$ 20,877	$ 12,001,992	$ (7,575)	$(12,314,871)

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (424,725)	$ (654,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of subsidiaries
Bad debt - related party	-	263,361
Depreciation expense	32,683	-
Goodwill impairment	20,402	23,317
Changes in operating assets and liabilities:	8,619	-
(Increase) in accounts receivable - related party	-	(57,857)
Decrease in other receivables	7,480	4,259
Decrease in deposits	1,189	11,495
Increase in accrued expenses - related party	77,103	-
(Decrease) in accrued expenses	(11,230)	(3,199)
Increase in accounts payable - related party	184,090	-
Increase (decrease) in accounts payable	(26,141)	27,201
Net Cash Used by Operating Activities	(130,530)	(385,914)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash of disposed subsidiaries	-	(815)
Purchase of fixed assets	-	(30,830)
Sale of fixed assets	-	75,038
Payments for increased ownership of APK	-	(6,501)
Net Cash Provided by Investing Activities	-	36,892
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	102,766	-
Proceeds from issuance of stock	-	99,974
Payments on notes payable - related party	-	(36,855)
Net Cash Provided by Financing Activities	$ 102,766	$ 63,119

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2003	2002
NET DECREASE IN CASH	$ (27,764)	$ (285,903)
CASH AT BEGINNING OF YEAR	51,433	337,336
CASH AT END OF YEAR	$ 23,669	$ 51,433
CASH PAID DURING THE PERIOD FOR:
Interest	$ -	$ 6,990
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements for the year ended December 31, 2002 include those of Spectre, its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG), Spectre's 50% owned subsidiary Bigoni-Stiner & Associates, Inc. (Bigoni), and Spectre's 54% owned subsidiary Auto Photo Kiosk (APK). GAG and Bigoni were sold effective December 31, 2002. Spectre purchased an additional 26% of APK during 2002.

The consolidated financial statements for the year ended December 31, 2003 include those of Spectre Industries, Inc. (Spectre) and its 80% owned subsidiary, Auto Photo Kiosk (APK).

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

On January 1, 2000, Spectre acquired 100% of the issued and outstanding shares of GAG and 51% of the issued and outstanding shares of Bigoni, respectively, in a business combination. GAG and Bigoni were sold effective December 31, 2002 (Note 10)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Basic Loss Per Share

	For the Years Ended December 31,
	2003	2002
Loss from operations	$ (0.02)	$ (0.02)
Loss from discontinued operations	0.00	(0.01)
Total loss per share	$ -	$(0.03)
Weighted average number of shares outstanding	20,660,731	20,660,731

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature. The Company has no outstanding common stock equivalents as of December 31, 2003.

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets
NOL Carryover	$ 1,836,100	$ 1,848,500
Related Party	2,100	-
Deferred tax liabilities:
Valuation allowance	(1,838,200)	(1,848,500)
Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

	2003	2002
Book loss	$ (111,670)	$ 222,989
Other	36	-
Valuation allowance	111,634	(222,989)
	$ -	$ -

At December 31, 2003, the Company had net operating loss carryforwards of approximately $4,707,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements of the Company.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Recent Accounting Pronouncements

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Presentation

All amounts are reported in United States Dollars.

i. Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2003 include those of the Company and its majority owned subsidiary Auto Photo Kiosk (APK).

The consolidated financial statements for the year ended December 31, 2002 include those of Spectre Industries, Inc. and Subsidiaries (Spectre), its 54% subsidiary Auto Photo Kiosk (APK), its wholly-owned subsidiary, Grant Automotive Group, Inc. (GAG) and its 51% owned subsidiary, Bigoni-Stiner & Associates, Inc. (Bigoni). In July 2002, the Company purchased an additional 26% of APK. On December 31, 2002, the Company sold GAG and Bigoni. All significant intercompany accounts and transactions have been eliminated.

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

j. Fixed Assets

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

December 31, 2003
Photo kiosks	$ 108,242
Office equipment	1,765
Accumulated depreciation	(43,169)
$ 66,838

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Fixed Assets (Continued)

Depreciation expense from continuing operations for the years ended December 31, 2003 and 2002 was $20,402 and $23,317, respectively.

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was

$-0-, and $1,422, respectively.

l. Foreign Currency Translation

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

m. Stock Options

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

Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2003 and 2002 would have been un-changed from the reported net loss as no options were granted during these years.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Long - Lived Assets

On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". There was no impact to the consolidated financial statements of the Company upon adoption of SFAS 142. The Company evaluates its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

NOTE 3 - COMMON STOCK TRANSACTIONS

On December 22, 2002, the Company issued 222,222 shares of common stock for cash. The cash amount of $99,974 had been received in July 2002.

NOTE 4 - RELATED PARTY RECEIVABLES

At the time of the sale of GAG back to GBS, the Company entered into a management services agreement wherein the Company will provide marketing and sales representation for GBS for a period of years. GBS will pay the Company four equal installments of $50,000 on December 31, 2002, 2003, 2004, and 2005. The Company received the December 31, 2003 $50,000 installment on February 27, 2004.

NOTE 5 - BUSINESS COMBINATIONS

On September 4, 2001, the Company acquired a 54% interest of Auto Photo Kiosk, GmbH, (APK). The Company was one of the original incorporators of APK and purchased its 54% interest for $23,922. APK was formed under the laws of Germany.

In 2002, the Company purchased an additional 26% of APK, bringing its total ownership to 80%. The Company paid $6,501 for the additional 26%. Goodwill of $8,619 was recorded as part of the purchase.

In 2003, the Company fully impaired the goodwill for $8,619. This is due to the continued operating loss incurred by APK.

The results of operations of APK, since the date of organization, are included in the consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable - Related Party

In June 2002, the Company borrowed $15,876 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.75% on December 31, 2002. The loan was due on December 31, 2003. An interest payment was due at September 5, 2002 and then every six months until December 31, 2003, at which time this note was due. This note is past due.

In December 2001, the Company borrowed $4,555 from a shareholder of APK. This note bears an interest rate of 1% over the European Central Bank's prime rate. The prime rate was 2.75% on December 31, 2002. The loan was due on December 31, 2003. An interest payment was due at September 5, 2002 and then every six months until December 31, 2003, at which time this note was be due. This note is past due.

As of December 31, 2003, the Company had borrowed $99,847 from the Company's CEO and President, Ian S. Grant. This note bears an interest rate of 8%. This note is unsecured and is due on demand.

At December 31, 2003, notes payable-related parties consisted of the following:

Total notes payable - related parties	$120,278
Less: current maturities	(120,278)
Non-current notes payable - related parties	$ -
Maturities of notes payable - related parties are as follows:
Year Ending December 31,
2004	$ 120,278

Accounts Payable - Related Party

As of December 31, 2003, the Company's subsidiary owed $21,928 to the 20% minority interest shareholder in APK. This was for various services performed on behalf of the Company.

As of December 31, 2003, the Company owed I.S. Grant and Company Ltd. $162,162 for consulting fees.

Accrued Expenses - Related Party

As of December 31, 2003, the Company's subsidiary owed $95,078 to the 20% minority interest shareholder in APK. This was for various items supplied to the Company and expenses paid on behalf of the Company.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 7 - COMMITMENTS

During June 1998, the Company entered into a consulting agreement with I.S. Grant and Company Ltd. (A related party). The agreement was scheduled to run through June 2003. I.S. Grant and Company continued to provide consulting services after June 2003 on a month to month basis at $11,083 per month plus a $500 car allowance. The consultant is to provide on-site management and marketing services.

On July 15, 2001, APK entered into an employment agreement. The agreement provides for a monthly salary of $2,718 plus a commission of 1.5% of the revenues earned on each photo kiosk placed in service. The Company is also to provide a vehicle for the employee.

The Company, through April, leases 11 instant photo booths under two lease agreements at a price of Euro 12,271 plus 16% V.A.T. Both agreements have the same terms, and are for a period of 36 months with an automatic extension of 24 months.

NOTE 8- STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2002 and changes during the year ending December 31, 2002 are presented below:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2001	400,000	$ 0.40
Granted	-	-
Expired/Canceled	(400,000)	(0.40)
Exercised	-	-
Outstanding, December 31, 2002	-	$ -
Exercisable, December 31, 2002	-	$ -

On July 31, 2000, the Company agreed to issue options to purchase 400,000 shares of common stock at an exercise price of $0.40 per share to two board members, these options expired on December 31, 2002.

NOTE 9 - SEGMENT REPORTING

At December 31, 2003, the Company had one reportable segment: photographic services performed in photo kiosks. The Company's other previous segment of automotive parts sales had been sold at December 31, 2002 and has been classified as discounted operations.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 10- DISCONTINUED OPERATIONS

In December 2002, the Company's Board of Directors entered into an agreement to sell GAG and its wholly-owned subsidiary Bigoni to Grant Brothers Sales (GBS). The decision to sell was based on, among other items, the low profit capability of automobile parts sales, as well as the Limited Growth Potential of GAG. The Company believes that the photo kiosks business provides for a better business model. The consideration for the sales per the sales agreement was $1. Additionally, GBS will pay the Company 33% of GAG's net cash flow (as defined in the management services agreement) and will be distributed to the Company for the fiscal years of 2004, 2005, and 2006. No payments under the net cash flow are guaranteed. The Company no longer has any control over GAG. The Company's president is also an owner of GBS. The Company has accounted for the sale as having occurred on December 28, 2002, because control was transferred to GBS and the shareholders subsequently ratified the sale.

	For the Years Ended December 31,
	2003	2002
REVENUES	$ -	$ 1,222,215
COST OF SALES	-	1,024,664
Gross Margin	-	197,551
EXPENSES
General and administrative expense	-	186,302
Total Expenses	-	186,302
Income From Operations	-	11,249
OTHER INCOME (EXPENSE)
Other income	-	-
Interest income	-	63
Interest expense	-	(6,579)
Total Other Income (Expense)	-	(6,516)
NET INCOME FROM DISCONTINUED OPERATIONS	$ -	$ 4,734
LOSS ON DISPOSAL OF SUBSIDIARY	$ -	$ (263,361)

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and com municated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at April 15, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ian S. Grant	Director, President, Treasurer and Secretary	51	January 1, 1999
Matthew Markin	Director	38	October 20, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ian S. Grant

Ian S. Grant has been our President, Chief Executive Officer, Chairman and a director since January 1, 1999. Mr. Grant is also a director of GBS. He is also the President of I.S. Grant & Company, which provides management services to us under the Consulting Agreement dated June 1, 1998. Prior to this, from 1991 to 1995, Mr. Grant was President and CEO of Interactive Videosystems Inc., a publicly traded company which designs, produces and distributes interactive video and multimedia software products.

Matthew Markin

Mr. Markin became a Director on October 20, 2003.

Since 1985 Mr. Markin has been involved in operations, management and financial equipping of several successful corporations both privately and publicly. Currently he is the President of The Markin Group of Companies. This company specializes in capital financing for businesses with long-term-growth potential. He advises on strategic matters concerning mergers and acquisitions as well as guiding companies into the public marketplace. In recent years Mr. Markin has been responsible for raising in excess of $100,000,000.00 for new and established corporate ventures. Prior to that Mr. Markin served as Vice President of The Neptune Management Corp., a leader in the United States in the death care and insurance industry. Prior to that Mr. Markin served as president for the Canyon Financial and Abacus Equities Corp., both investment banking firms in the United States.

Committees of the Board

Currently our company does not have any formal committees.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have only generated modest revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 13, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Spectre Industries Inc., Suite #6, 260 East Esplanade, North Vancouver, British Columbia, V7L 1A3.

Item 10. Executive Compensation.

During the year ended December 31, 2003, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended December 31, 2003 and there were no stock options or stock appreciation rights outstanding as of December 31, 2003. The following table sets forth all compensation for the fiscal years ended December 31, 2003, 2002 and 2001 earned by our Chief Executive Officer for services rendered to us:
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Ian S. Grant President, Chief Executive Officer and Director(1)	2003 2002 2001	$132,991(2) (4) $66,500(2) $115,000(2)	- - $281,000(3)	- - -	- - -	- - -	- - -	- - -

(1) Mr. Grant was appointed President and Chief Executive Officer in June of 1998. He was elected to the Board of Directors on January 1, 1999.

(2) Represents payments by us to I.S. Grant & Company, pursuant to our contract with I.S. Grant & Company. Mr. Grant also received a car allowance in the amount of $6,000 in 2001, 2002 and 2003. See Item 12 "Certain Relationships And Related Transactions".

(3) Mr. Grant acquired 1,000,000 common shares in our capital on January 4, 2000 as a bonus for services provided to us, which were valued at $281,000 or $0.281 per share.

(4) Represents amounts that have accrued and are payable to I.S. Grant and Company to June 30, 2003, and payable to Ian Grant for the balance of the fiscal year thereafter.

No other executive officer of our company received annual salary and bonus in excess of $100,000.

Employment/Consulting Agreements

We entered into a consulting agreement with I.S. Grant & Company dated June 1, 1998, pursuant to which I.S. Grant & Company was required to provide us with the services of Mr. Ian S. Grant. Mr. Grant is our President , Chief Executive Officer and a Director. Under the consulting agreement, which expired June 30, 2003, I.S. Grant & Company is to provide the services of its President, Ian S. Grant, to us to manage and direct our business for 80% of his business time.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2003.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 15, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ian S. Grant 260 East Esplanade, Unit 6 North Vancouver, BC V7L 1A3 Canada	1,000,000 common shares	4.79%
Directors and Executive Officers as a Group	1,000,000 common shares	4.79%

(1) Based on 20,878,081 shares of common stock issued and outstanding as of April 15, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Mr. Ian Grant, our President, Chief Executive Officer and one of our directors and shareholders, is also a director and shareholder of Grant Brothers Sales. Mr. Grant directly holds 20% of the issued and outstanding common shares of Grant Brothers Sales. Grant Brothers Sales holds an aggregate of 450,000 shares of our common stock. Mr. John Grant, the President of Grant Brothers Sales is the cousin of Ian Grant. Given these relationships, Ian Grant was a related party in the sale of our subsidiary Grant Automotive Group to Grant Brothers Sales.

We entered into a consulting agreement with I.S. Grant & Company dated June 1, 1998, pursuant to which I.S. Grant & Company was required to provide us with the services of Mr. Ian S. Grant. Mr. Grant is our President , Chief Executive Officer and a Director. Under the consulting agreement, which expired June 30, 2003, I.S. Grant & Company is to provide the services of its President, Ian S. Grant, to us to manage and direct our business for 80% of his business time.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10-SBA)).

3.2 Amendments to Articles of Incoporation (incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10-SBA)).

3.3 Amendments to Articles of Incoporation (incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10-SBA)).

3.4 Bylaws Amendments to Articles of Incoporation (incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10-SBA)).

(10) Material Contracts

10.1 Partnership Agreement, effective date January 24, 2002 between Spectre Industries Inc., Joachim Zweifel, Gerhild Voigtlaender, and Vending Concept GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002).

10.2 Loan Agreement, effective date January 24, 2002 between Spectre Industries Inc. and Auto Photo Kiosk GmbH (incorporated by reference from our Form 8-K filed on February 12, 2002).

10.3 Consulting Agreement between Spectre Industries, Inc. and I.S. Grant & Company Ltd. dated June 1, 1998(incorporated by reference from our Registration Statement on Form 10-SB, filed May 8, 2000 (and subsequent amendments thereto on Form 10-SBA)).

10.4 Letter Agreement, dated effective December 11, 2002 between Spectre Industries Inc. and Grant Brothers Sales, Inc. (incorporated by reference from our Form 8-K filed on December 27, 2002).

10.5 Asset Distribution Agreement, dated December 10, 2003 between Spectre Industries Inc. and Spectre Holdings Inc.

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(21) Subsidiaries of Spectre Industries Inc.

21.1 Auto Photo Kiosk GmbH (a German corporation)

21.2 Spectre Holdings Inc. (a Nevada Corporation)

(31) Section 302 Certification

31.1 Certification

(32) Section 906 Certification

32.1 Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002 and for the review of quarterly financial statements included therein as well as our proxy statement were $35,356 and $31,995, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0 and $0, respectively.

Tax Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by HJ & Associates, LLC for tax services, was $854 and $0, respectively.

We do not use HJ & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ & Associates, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by HJ & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates, LLC 's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRE INDUSTRIES INC.

By: /s/ Ian S. Grant
Ian S. Grant, President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

By: /s/ Matthew Markin
Matthew Markin, Director

Date: April 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Ian S. Grant
Ian S. Grant	President, Chief Executive Officer and Director	April 29, 2004

/s/ Matthew Markin
Matthew Markin	Director	April 29, 2004