Form 10QSB
period 2004-03-31
SPECTRE INDUSTRIES INC
filed 2004-05-26
CIK 1111872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

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

20,878,081 common shares outstanding as of May 10, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and December 31, 2003

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidate Balance Sheets
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 22,079	$ 23,669
Related party receivables	12,500	50,000
Other receivables	-	8,581
Total Current Assets	34,579	82,250
FIXED ASSETS, NET	59,515	66,838
TOTAL ASSETS	$ 94,094	$ 149,088
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 41,304	$ 43,168
Accounts payable - related party	203,983	184,090
Accrued expenses	13,965	6,051
Accrued expenses - related party	107,664	95,078
Notes payable - related parties	89,604	120,278
Total Current Liabilities	456,520	448,665
Total Liabilities	456,520	448,665
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,878,082 shares issued and outstanding	20,877	20,877
Additional paid-in capital	12,001,992	12,001,992
Other comprehensive loss	(6,414)	(7,575)
Accumulated deficit	(12,378,881)	(12,314,871)
Total Stockholders' Equity (Deficit)	(362,426)	(299,577)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 94,094	$ 149,088

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUES
Photo kiosk revenue	$ 59,454	$ 58,251
Consulting revenue - related party	12,500	12,500
Total Revenue	71,954	70,751
COST OF SALES	49,191	41,213
Gross Margin	22,763	29,538
EXPENSES
General and administrative	45,943	120,025
Depreciation expense	5,033	3,965
Consulting expense	33,479	72,391
Total Expenses	84,455	196,381
Loss from Operations	(61,692)	(166,843)
OTHER INCOME (EXPENSE)
Interest income	1,697	2,459
Interest expense	(4,015)	(3,828)
Total Other Income (Expense)	(2,318)	(1,369)
LOSS BEFORE MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARY	(64,010)	(168,212)
Minority interest in loss of consolidated subsidiary	-	-
NET LOSS	(64,010)	(168,212)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	1,161	370
Total Other Comprehensive Loss	1,161	370
TOTAL COMPREHENSIVE LOSS	$ (62,849)	$ (167,842)
BASIC LOSS PER SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,878,082	20,878,082

The accompanying notes are an integral part of these consolidated financial statements

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2002	20,878,082	$20,877	$12,001,992	$(1,063)	$(11,890,146)
Currency translation adjustment	-	-	-	(6,512)	-
Net loss for the year ended December 31, 2003	-	-	-	-	(424,725)
Balance, December 31, 2003	20,878,082	20,877	12,001,992	(7,575)	(12,314,871)
Currency translation adjustment (unaudited)	-	-	-	1,161	-
Net loss for the three months ended March 31, 2004 (unaudited)	-	-	-	-	(64,010)
Balance, March 31, 2004 (unaudited)	20,878,082	$20,877	$12,001,992	$(6,414)	$(12,378,881)

The accompanying notes are an integral part of these consolidated financial statements

SPECTRE INDUSTRIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,010)	$(168,212)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation expense	5,033	3,965
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	37,500	-
(Increase) decrease in other receivables	8,581	(26,087)
Increase in accrued expenses - related party	12,586	-
Increase (decrease) in accrued expenses	7,914	(5,511)
Increase in accounts payable - related party	19,893	-
Increase in accounts payable	913	104,342
Net Cash Provided (Used) by Operating Activities	28,410	(91,503)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	55,000
Payments on notes payable - related party	(30,000)	-
Net Cash Provided (Used) by Financing Activities	(30,000)	55,000
NET DECREASE IN CASH	(1,590)	(36,503)
CASH AT BEGINNING OF YEAR	23,669	51,433
CASH AT END OF YEAR	$22,079	$14,930
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 2003 financial statements to conform to the current quarter's presentation.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development of the operations of its subsidiary, Auto Photo Kiosks, GmbH to cover the Company's working capital needs. There is no assurance that the Company will be successful in raising the needed capital or in its efforts to increase revenues of its subsidiary, Auto Photo Kiosks, GmbH.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes to our unaudited consolidated financial statements for the period ended March 31, 2004 (see Item 1 "Financial Statements").

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

The remaining five machines are directly owned by APK, having been purchased at a cost of €14, 271 plus 16% V.A.T. per booth. Of the instant photo booths that are installed, 4 are located in shopping centres and 12 are located in various city government buildings.

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

Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period ended March 31, 2003.

Results of Operations

We incurred a net loss of $64,010 for the three-month period ended March 31, 2004 compared to a net loss of $168,212 for the comparative period in 2003. The decrease in the net loss occurred primarily as a result of the elimination of losses from our discontinued operations.

Revenues

We recognized a marginal increase in revenues to $71,954 for the three-month period ended March 31, 2004. During the comparable period in 2003, we recognized revenues of $70,751. The marginal increase in revenue was due photo kiosk and consulting revenues remaining stable from the prior period. Our gross margins decreased slightly to $22,763 for the period ended March 31, 2004 from $29,538 for the period ended March 31, 2003.

General, Administration and Professional Fees

We experienced an decrease in general and administration expenses in the three-month period ended March 31, 2004 to $45,943, as compared to general and administration expenses for the same period in 2003 of $120,025. This decrease was primarily due to the elimination of the expenses associated with the operations of GAG.

Summary

We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and, finally, achieving a profitable level of operations. There are however, no assurances that we will be able to generate further funds required for our continued operations.

Liquidity and Capital Resources

Our net loss for the three-months ended March 31, 2004 was $64,010, compared to $168,212 for the same period in 2003. During the three-month period ended March 31, 2004, we incurred an operating loss of $61,692. During the same period in 2003, we incurred an operating loss of $166,843.

Net cash provided in operating activities for the three-month period ended March 31, 2004 was $28,410 compared to net cash used in operating activities of $91,503 during the comparative period in 2003.

Net cash used in investing activities during the three-month period ended March 31, 2004 was $nil, compared to cash provided by investing activities of $nil for the same period in 2003. Net cash used in financing activities was $30,000 for the three-month period ended March 31, 2004, which consisted of payment on a note, compared to net cash provided of $55,000 for the comparative period in 2003. The net decrease in cash during the three-month period ended March 31, 2004 was $1,590, leaving us with a cash balance at March 31, 2004 of $22,079.

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

Personnel

As of March 31, 2004, we do not have any employees other than our directors and officers. Our company is managed by Ian S. Grant under a consulting agreement with Grant & Co., dated June 1, 1998. Over the twelve months ending March 31, 2005, we do not expect to hire any employees.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. As of March 31, 2004 we have an accumulated deficit of $12,378,881.

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

Effect Of Shares Eligible For Public Sale

As of May 10, 2004, there were 20,878,081 common shares issued and outstanding. As of May 10, 2004, there were no shares held in escrow. Sales of a large number of shares could have an adverse effect on the market price of our common stock. Any sales by these stockholders could adversely affect the trading price of our common stock.

Insider Control Of Common Stock

As of May 10, 2004, directors and executive officers beneficially owned approximately 1,000,000 shares of our outstanding common stock. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president a concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

10.5 Asset Distribution Agreement, dated December 10, 2003 between Spectre Industries Inc. and Spectre Holdings Inc. (incorporated by reference from our Form 10-KSB filed on April 30, 2004)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 30, 2004)

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
Date: May 25, 2004