Form 10QSB
period 2004-06-30
SPECTRE INDUSTRIES INC
filed 2004-09-20
CIK 1111872

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


                                       or


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From            to
                                     ----------     ------------

                         Commission File number 0-024828

                               ------------------

                            SPECTRE INDUSTRIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



            NEVADA                                       98-0226032
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                            45 Parker Avenue, Suite A
                            Irvine, California 92618
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (949) 855-6688
                           (ISSUER'S TELEPHONE NUMBER)


                               ------------------


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes |_| No |X|


 As of August 16, 2004 there were 3,976,868. shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format


                                 Yes |_| No |X|

================================================================================

                                      INDEX

PART I.   FINANCIAL INFORMATION.............................................  1

Item 1.   Consolidated Financial Statements: (unaudited)....................  1

          Consolidated Balance Sheet as of June 30, 2004 (unaudited)........  1

          Consolidated  Statements of Operations  for the three months ended June 30, 2004 and 2003 (unaudited)..........................  2

          Consolidated  Statements  of  Operations  for the six months ended June 30, 2004 and 2003 (unaudited)..........................  3

          Consolidated Statements of Changes in Stockholder's Equity (Deficiency) for the six months ended June 30, 2004 (unaudited)... 4

          Consolidated  Statements  of Cash  Flows for the six  months ended June 30, 2004 and 2003 (unaudited)..........................  5

          Notes to Consolidated Financial Statements (unaudited)............  6

Item 2.   Management's Discussion and Analysis or Plan of Operations........ 18

Item 3.   Controls and Procedures........................................... 26

PART II.  OTHER INFORMATION................................................. 27

Item 1.   Legal Proceeding.................................................. 27

Item 2.   Changes In Securities and Small Business Issuer Purchases of
          Equity Securities................................................. 27

Item 3.   Defaults Upon Senior Securities................................... 27

Item 4.   Submission Of Maters To a vote Of Security Holders................ 27

Item 5.   Other Information................................................. 27

SIGNATURES.................................................................. 28

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                            SPECTRE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            June 30, 2004 (unaudited)

ASSETS

CURRENT ASSETS:
     Cash                                                           $    40,087
     Accounts receivable                                                117,904
     Inventories, net                                                   212,446
     Prepaid expenses and other current assets                           45,666
     Assets of subsidiary held for disposition                           89,111
                                                                    -----------

             TOTAL CURRENT ASSETS                                       505,214

PROPERTY AND EQUIPMENT                                                  373,913

INVESTMENT IN AFFILIATED ENTITY                                              --

OTHER ASSETS                                                             54,112
                                                                    -----------
                                                                    $   933,239
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   442,683
     Lines of credit                                                    132,984
     Due to shareholder                                                  13,000
     Due to investors                                                   367,002
     Notes payable to related party                                     222,666
     Current portion of obligations under capital leases                  7,372
     Liabilities of subsidiary held for disposition                     525,690
                                                                    -----------
             TOTAL CURRENT LIABILITIES                                1,711,397

LONG TERM LIABILITIES:
     Obligations under capital leases                                    38,014

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock: At June 30, 2004, $.001 par
      value;
         6,666,667 shares authorized, 3,976,868
      shares issued and outstanding                                       3,977
     Additional paid in capital                                       4,054,109
     Deferred compensation                                             (196,020)
     Accumulated deficit                                             (4,678,238)
                                                                    -----------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                   (816,172)
                                                                    -----------
                                                                    $   933,239
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         For Three Months Ended June 30,

                                              2004          2003
                                          -----------    -----------

REVENUE                                   $   196,197    $    98,068

COST OF SALES                                 104,976         60,104
                                          -----------    -----------
GROSS PROFIT                                   91,221         37,964

OPERATING EXPENSES:                           375,855        123,337
                                          -----------    -----------
LOSS FROM OPERATIONS                         (284,634)       (85,373)

OTHER INCOME (LOSS):
     Interest and dividend income                  --              2
     Miscellaneous income                      15,922             73
     Loss from assets held for disposal       (29,216)            --
                                          -----------    -----------
             TOTAL OTHER INCOME (LOSS)        (13,294)            75
                                          -----------    -----------

LOSS BEFORE PROVISION FOR
     INCOME TAXES                            (297,928)       (85,298)

PROVISION FOR INCOME TAXES                        800            800
                                          -----------    -----------
NET LOSS                                  $  (298,728)   $   (86,098)
                                          ===========    ===========
NET INCOME PER COMMON SHARE -
     Basic and diluted                    $     (0.10)   $     (0.03)
                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING -
     Basic and diluted                      3,048,862      2,466,868
                                          ===========    ===========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                          For Six Months Ended June 30,

                                                         2004           2003
                                                     -----------    -----------

REVENUE                                              $   303,476    $   214,751

COST OF SALES                                            205,533        157,933
                                                     -----------    -----------

GROSS PROFIT                                              97,943         56,818

OPERATING EXPENSES:                                      615,919        301,033
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (517,976)      (244,215)

OTHER INCOME (LOSS):
     Interest income                                        --                3
     Miscellaneous income                                 15,922            131
     Loss from assets held for disposal                  (29,216)          --
                                                     -----------    -----------
             TOTAL OTHER INCOME (LOSS)                   (13,294)           134
                                                     -----------    -----------

LOSS BEFORE PROVISION FOR
     INCOME TAXES                                       (531,270)      (244,081)

PROVISION FOR INCOME TAXES                                   800            800
                                                     -----------    -----------
NET LOSS                                             $  (532,070)   $  (244,881)
                                                     ===========    ===========
LOSS PER COMMON SHARE -
     Basic and diluted                               $     (0.19)   $     (0.10)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON AND
     DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING :
     Basic and diluted                                 2,816,883      2,466,868
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.


                                                      SPECTRE INDUSTRIES, INC.

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                 For Six Months Ended June 30, 2004
                                                             (Unaudited)


                                                                    ADDITIONAL
                                              COMMON STOCK            PAID-IN       DEFERRED       ACCUMULATED
                                           SHARES        AMOUNT       CAPITAL      COMPENSATION      DEFICIT         TOTAL
                                        -------------  -----------  ------------  -------------   -------------  -------------
Balance, January 1, 2004                    2,584,905 $      2,585  $  4,212,864  $    (220,770)  $  (4,146,168) $    (151,489)

Transfer of Spectre stock at time of
merger and recapitalization                 1,391,872        1,392      (408,755)            --              --       (407,363)

Intrinsic value of common stock warrants
issued with notes payable                          --           --       250,000             --              --        250,000

Amortization of deferred compensation              --           --            --         24,750              --         24,750

 Net loss for six months
   ended June 30, 2004                             --           --            --                       (532,070)      (532,070)
                                        -------------  -----------  ------------  --------------  -------------  -------------

Balance, June 30, 2004                      3,976,777  $     3,977  $  4,054,109  $    (196,020)  $  (4,678,238) $    (816,172)
                                        =============  ===========  ============  ==============  =============  =============


                                    See accompanying notes to consolidated financial statements.



                            SPECTRE INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          For Six Months Ended June 30,


                           INCREASE (DECREASE) IN CASH


CASH FLOWS FROM OPERATING ACTIVITIES                                     2004         2003
                                                                      ---------    ---------
Net loss                                                              $(532,070)   $(244,881)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization                                       57,363       56,910
     Amortization of discount cost on notes payable                     218,446           --
     Amortization of deferred compensation                               24,750           --
     Net loss from assets held for disposal                              29,216           --
     Changes in operating assets and liabilities:
         Accounts receivable                                            (50,366)     (33,823)
         Inventories                                                    (12,914)       5,017
         Accounts payable and accrued expenses                           80,050       80,379
         Prepaid expenses and other current assets                      (41,559)      (7,164)
                                                                      ---------    ---------

         NET CASH USED IN OPERATING ACTIVITIES                         (227,084)    (143,562)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                                                   (51,927)          --
                                                                      ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Line of credit                                                               --      124,100
Advances from shareholder and others                                     13,000       23,663
Proceeds from investor                                                  250,000           --
Capital leases                                                           45,386           --
                                                                      ---------    ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                      308,386      147,763
                                                                      ---------    ---------

NET INCREASE IN CASH                                                     29,375        4,201

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                 10,712        5,716
                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  40,087    $   9,917
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for:

         Interest                                                     $   6,110    $   2,588
         Taxes                                                        $     800    $     800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Capital lease obligations incurred in purchase of equipment      $  45,386    $      --
     Merger

         Fair value of assets                                         $ 118,327    $      --
         Less: liabilities assumed                                      525,690           --
                                                                      ---------
         Merger, net                                                  $(407,363)          --
                                                                      =========


          See accompanying notes to consolidated financial statements.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  ORGANIZATION AND DESCRIPTION OF BUSINESS

          On May 24, 2004, Spectre Industries, Inc., (Spectre) a Nevada public corporation, entered into an agreement and plan of merger (the Merger) with Advanced Custom Sensors, Inc. (ACSI, the Company and accounting acquirer). Spectre (the legal acquirer) issued 38,773,581 pre-split shares of common stock (2,584,905 post-split shares) and warrants to purchase up to 79,535,549 pre-split shares of common stock (5,302,370 post-split shares) to the shareholders of ACSI (see Note 12) and transferred all of its assets to ACSI, ACSI assumed all of Spectre's liabilities, and ACSI became a wholly owned subsidiary of Spectre. Immediately prior to the Merger, Spectre had nominal assets and limited business operation and accordingly, the Merger, which is similar to a reverse acquisition of Spectre by ACSI, was accounted for as a recapitalization. The consolidated financial statements as of June 30, 2004, and for the periods then ended are those of ACSI for all periods presented and those of Spectre since the date of merger and recapitalization.

          ACSI, incorporated in the State of California on June 21, 1996, is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro-machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

          (B)  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for six months ended June 30, 2004, the Company suffered a loss of $532,070 and utilized cash in operating activities of $227,084, and has a working capital deficiency of $1,206,183 and a stockholders' deficiency of $816,172 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at June 30, 2004, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2004. The Company completed a reverse merger on with Spectre Industries, Inc., a public company, to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          (C)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (D)  REVENUE RECOGNITION

          The Company recognizes revenue when goods are shipped and invoiced to the customer.

          (E)  CONCENTRATION OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded federally insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables result primarily the sale of its products, and the concentration of credit risk includes a customer base located throughout North America and Asia.

          Approximately 90% the Company's sales were to customers in North America in the three and six months ended June 30, 2004 and 2003, respectively.

          (F)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

          (G)  PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          (H)  INCOME TAXES

          The Company accounts for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

          (I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit, due to investors, due to shareholder, and notes payable to related party as of June 30, 2004, approximates their respective fair values due to the demand or short-term nature of those instruments.

          (J)  RECLASSIFICATIONS

          The Company has reclassified certain accounts in the prior year financial statements to conform to the presentation of the current year financial statements.

          (K)  STOCK BASED COMPENSATION

          As described in Note 12, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

          (L)  EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2004, the Company had granted employee stock options for 146,500 shares of common stock in ACSI and warrants to purchase 565,666 shares of common stock in ACSI that are potentially dilutive common shares. The dilutive effect of common stock options and warrants were not used to compute dilutive loss per share for 2004 and 2003 because the result of their inclusion would be anti-dilutive.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          (M)  NOTE PAYABLE-DEBT DISCOUNT COST

          The Company has issued warrants to an investor and a related party. The warrants are being treated as additional consideration for notes payable. The deferred cost of the warrants was determined as the difference between the exercise price of the warrants and the most recent issue price and is being amortized over the term of the related notes payable (see Notes 7 and 8).

          (N)  NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 "46R" that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R.

          In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS), No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          O.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and the consolidated results of operations have been included. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2    INVENTORIES

          Inventories consist of the following as of June 30, 2004:

          Cable                                                       $  15,984
          Raw materials                                                 127,264
          Work in process                                                10,850
          Finished goods                                                 58,348
                                                                      ---------
                                                                      $ 212,446
                                                                      =========

NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment consists of the following as of June 30, 2004:

          Machinery and equipment                                     $ 587,417
          Office equipment                                                2,636
          Furniture and fixtures                                         17,398
          Leasehold improvements                                        143,637
          Property held under capital leases                             47,365
                                                                      ---------
                                                                        798,453

          Less accumulated depreciation and amortization
          (including $1,578 for property held under capital leases)     424,540
                                                                      ---------
                                                                      $ 373,913
                                                                      =========

          Depreciation expense of $57,363 is reflected in the accompanying Statement of Operations for the six months ended June 30, 2004.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

NOTE 4    INVESTMENT IN AFFILIATED ENTITY

          The Company owns 14.3% of TransOptix, Inc. (TransOptix, formerly Advanced Optical Mems, Inc.), a company that is involved in the manufacture and distribution of computer peripheral equipment. The Company's Chief Executive Officer is also the Chief Executive Officer of TransOptix and the officer also owns 15% of TransOptix. As a result of the combined equity holdings of TransOptix by the Company and its Chief Executive Officer, the Company accounts for this investment under the equity method of accounting. The Company initially invested $200,000 in TransOptix in 2000, and discontinued using applying the equity method at December 31, 2002 when cumulative losses reduced the Company's investment in TransOptix to zero. Accordingly, the Company did not record any loss from TransOptix for the three and six months periods ended June 30, 2004 and 2003. The Company did not receive any distribution from TransOptix in 2004 or 2003. The Company and TransOptix share the same office and facility (see Note 10). During the six months ended June 30, 2004, the Company advanced approximately $24,000 to TransOptix. There were no other transactions between the Company and TransOptix in 2004 or 2003.

          Summarized condensed unaudited financial information for TransOptix, Inc. is as follows:

                                 BALANCE SHEETS
                                  DECEMBER 31,
                                   (Unaudited)

                                                                         2003
                                                                      ---------

          Current assets                                              $ 366,314
          Fixed assets, net                                             351,023
          Due from Advanced Custom Sensors, Inc.                            298
                                                                      ---------
                                                                      $ 717,635
                                                                      =========

          Current liabilities                                         $  51,108
          Note payable - stockholder                                     37,494
          Note payable                                                  809,334
          Stockholders' equity                                         (180,301)
                                                                      ----------
                                                                      $ 717,635
                                                                      =========

                                                                         2003
                                                                      ---------
          Revenues                                                    $  94,099
          Cost of revenues                                               26,893
                                                                      ---------
          Gross profit                                                   67,206
          Operating expenses                                          1,002,704
                                                                      ---------
                                                                       (935,498)
          Other income (expenses)                                           213
                                                                      ---------
          Net loss                                                    $(935,285)
                                                                      =========

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

NOTE 5    SUPPLIERS

          As of June 30, 2004, the Company maintained net assets consisting of tooling of approximately $160,000, at their main supplier located in Taiwan. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the operations of the Company because their main supplier is located there, has possession of the tooling assets, and manufactures the products.

NOTE 6    LINES OF CREDIT

          The Company has the following lines of credit at June 30, 2004:

          Loan  agreement,  bank that  includes  two lines of  credit, secured by accounts  receivable  and  certain  assets of the
          Company, interest at 7.25% per annum, due on demand.        $  92,984

          Line of credit with a bank,  secured by accounts  receivable and certain  assets of the Company,  interest at 7.0972% per
          annum, due on demand.                                          40,000
                                                                      ---------
                                                                      $ 132,984
                                                                      =========

NOTE 7    NOTES PAYABLE TO INVESTORS

          The Company has the following notes payable to investors at June 30, 2004:

          Note  payable,  convertible  to  common  stock,  secured  by accounts  receivable  and  certain  assets  of the  Company, interest at 10% per annum, due March 9, 2004. The Company negotiated a settlement in September, 2004, whereby the
          Company  will repay the  lender  $90,000  and issue  200,000 shares of common stock to the lender in satisfaction of this
          loan.                                                       $ 250,000

          Note  payable,  secured by accounts  receivable  and certain assets  of the  Company,  interest  10%  per  annum,  due on
          October 2, 2004. In 2003, in connection  with this loan, the
          Company issued  warrants to purchase 25,000 shares of ACSI's common stock at $.50 per share.  The intrinsic  value of the warrants  was valued at $25,000 in  accordance  with APB No.
          25. (a)                                                        25,000

          Note  payable,  secured by accounts  receivable  and certain assets of the Company,  interest at 10%, due on February 11,
          2005.  In  connection  with this loan,  the  Company  issued warrants to purchase  250,000  shares of ACSI's common stock at $.50 per share.  The intrinsic  value of the warrants was
          valued at $250,000 in accordance with APB No. 25. (a)         250,000

          Note payable-debt discount cost (a)                          (157,998)
                                                                      ---------
                                                                      $ 367,002
                                                                      =========

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


NOTE 8    NOTES PAYABLE TO RELATED PARTY

          The Company has the following notes payable to related party at June 30, 2004:

          Note payable, related party (a)                               190,665
          Other operating advances (b)                                  100,000
          Note payable-debt discount cost (c)                           (67,999)
                                                                      ---------
                                                                      $ 222,666
                                                                      =========

          (a) The Company was advanced $190,665 by TransOptix in 2002 to pay for the Company's lease deposit of $50,000 and for leasehold improvements of $140,665 to its leased facility (see Note 10). During 2003, the advances made by TransOptix in 2002 were combined into a promissory note payable to the assignee dated July 1, 2003, with interest at 9.25% per annum due December 31, 2004. The note is secured by substantially all assets of the Company.

          (b) Other operating advances of $100,000 were made by the above related party note holder to the Company as of September 17, 2003. These advances are evidenced by a promissory note dated September 17, 2003, with interest at 10% per annum, due September 16, 2004.

          (c) In connection with the above notes payable, the Company issued warrants to purchase 290,665 shares of ACSI's common stock at $.50 per share. The intrinsic value of the warrants were valued at $290,665 in accordance with APB No. 25

NOTE 9    CAPITAL LEASE OBLIGATIONS

          The Company is the lessee of machinery under capital leases, which expire in March 2009. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of the assets is included in depreciation expense.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          Minimum future lease payments under the capital leases are as follows.

          Year Ended June 30,

                  2005                                                $  12,732
                  2006                                                   12,732
                  2007                                                   12,732
                  2008                                                   12,732
                  2009                                                    9,909
                                                                      ---------
          Total minimum lease payments                                   60,837
          Less amount representing interest                              15,451
                                                                      ---------
          Present value of net minimum lease payments                 $  45,386
                                                                      =========

NOTE 10   COMMITMENT AND CONTINGENCIES

          OPERATING LEASES

          The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix (see Note 4), who signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

          Future minimum lease commitments for the Company's share under this lease at June 30, 2004 are as follows:

          Year Ended June 30,

                  2005                                                $ 102,977
                  2006                                                  105,033
                  2007                                                  117,255
                                                                      ---------
                                                                      $ 325,265
                                                                      =========

          The total lease commitment as of June 30, 2004 for which the Company could be contingently liable in the event of default of TransOptix is approximately $753,000. Rent expense for the six months ended June 30, 2004 was $68,548.

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

NOTE 11   INCOME TAXES

          As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $2,499,000 expiring in various years through 2023, which can be used to offset future taxable income, if any. No deferred tax asset benefit for these operating losses has been recognized in the financial statements due to the uncertainty as to their realization in future periods.

          The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at June 30, 2004:

          Deferred tax asset, net operating loss carryforwards.       $ 850,000
          Less valuation allowance                                     (850,000)
                                                                      ---------
          Net deferred income tax asset                               $      --
                                                                      =========


          As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no federal income tax expense (benefit) has been recorded at June 30, 2004.

NOTE 12   STOCKHOLDERS' DEFICIENCY

          Subsequent to the Merger, on June 8, 2004, the Company had a 1 for 15 reverse stock split that was approved by the board of directors. Retroactive effect has been given to all share and per share amounts that are presented in the accompanying financial statements.

          STOCK OPTION PLAN

          ACSI has a stock option plan, which provides for the granting of options to employees, independent representatives and directors of the Company. ACSI is authorized to issue 200,000 shares of common stock. The exercise price is fixed by the plan administrator. Under a formula contained in the plan's provisions, the options vest over four years upon the completion of service. The options expire ten years from the date of grant.

          The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," for the six months period ended June 30, 2004. Issued in December 2002, SFAS No. 148 amends SFAS No. 123. "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the six months ended June 30, 2004, as there was no active public market or other indication of the value of the shares underlying the options, the Company has not assigned any additional fair market value to the options in excess of it intrinsic value calculated in accordance with APB No. 25. Accordingly, no supplemental pro forma disclosures are presented. For the six months period ended June 30, 2004, the 10,000 of incentive stock options issued for ACSI common stock did not have any fair value using the Black-Scholes valuation model and therefore there are no pro forma compensation costs presented.

          The following schedule summarizes the status of options outstanding to purchase ACSI shares of common stock at June 30, 2004:

                                                                       AVERAGE
                                                                       EXERCISE
                                                           SHARES       PRICE
                                                         ----------   ---------

          Balance at January 1, 2004                        136,500   $     .50
          Granted                                            10,000   $     .50
          Exercised                                              --
          Cancelled                                              --
                                                         ----------   ---------
          Balance at June 30, 2004                          146,500   $     .50
                                                         ==========   =========
          Options exercisable at June 30, 2004               74,250   $     .50
                                                         ==========   =========

          WARRANTS

          During the period ended June 30, 2004, in conjunction with the issuance of certain notes payable (see Note 7) the board of directors approved the issuance of warrants to purchase a total of 250,000 shares of ACSI's common stock. The warrants are exercisable at $.50 per share, are fully vested upon issuance and expire in five years from issuance. The warrants had a total fair value of $250,000, which is being accounted for as notes payable-debt discount cost and is being amortized over the life of the related debt.

          Outstanding at January 1, 2004                                315,666
          Issued during the period ended June 30, 2004                  250,000
          Exercised during the period ended June 30, 2004                    --
                                                                      ---------
          Outstanding at June 30, 2004                                  565,666
                                                                      =========

                            SPECTRE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

          At June 30, 2004, 2004, all warrants issued had an exercise price of $.50 per share. The warrants expired on various dates through February 2009.

          In connection with the Merger, the Company agreed to adopt a plan at a later date that would provide an equivalent value to the warrant and option holders at the date of Merger.

NOTE 13   ASSETS AND LIABILITIES OF SUBSIDIARY HELD FOR DISPOSITION

          The Company has agreed that they will "spin-off" certain assets and liabilities that were acquired in connection with the Merger on May 24, 2004. These assets and liabilities will be rolled over to Spectre Holdings, Inc. (Specter Holdings, a new subsidiary) and a distribution in the form of a dividend of 1,391,872 post split shares (20,878,082 pre split shares) of common stock in Spectre Holdings will be made to the shareholders of record of Spectre as of May 21, 2004 (prior to the Merger).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

STATEMENTS IN THIS REPORT ON FORM 10-QSB THAT ARE FORWARD-LOOKING ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. FORWARD-LOOKING STATEMENTS INVOLVE NUMEROUS RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE POSSIBILITY THAT THE DEMAND FOR OUR PRODUCTS MAY DECLINE AS A RESULT OF POSSIBLE CHANGES IN GENERAL AND INDUSTRY SPECIFIC ECONOMIC CONDITIONS, THE EFFECTS OF COMPETITIVE PRICING AND SUCH OTHER RISKS AND UNCERTAINTIES AS ARE DESCRIBED IN THIS REPORT ON FORM 10-QSB AND OTHER DOCUMENTS PREVIOUSLY FILED OR HEREAFTER FILED BY US FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto, included as part of this Quarterly Report.

OVERVIEW

      On May 24, 2004, we acquired all of the issued and outstanding equity interests of Advanced Custom Sensors, Inc ("ACSI"). Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby ACSI is considered to be the accounting acquirer. As such, the following results of operations are those of ACSI.

      ACSI was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. ACSI offers a variety of Digital Pressure Gauges, Pressure Transducers, Pressure Sensors, Force Beams, Load Cells, Strain Gauges and Sensor Kits.

      ACSI commenced operations as a private company in September of 1996. ACSI is headquartered in Irvine, California where ACSI occupies a 25,000 square foot facility fully equipped with fabrication capability. ACSI has fifteen (15) employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. ACSI produces or supplies a family of nearly thirty (30) distinctive products. ACSI set up a volume production line with an ISO 9000 partner in Taiwan in 2002. This allows ACSI to penetrate high-volume consumer markets that are very price sensitive.

      ACSI's MEMS sensor technology is the result of a technology development work done at Rosemount and Endevco. ACSI believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. ACSI's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

      In addition to its core operational assets dedicated to the MEMS sensor markets, ACSI owns approximately 12% of TransOptiX, Inc., ("TransOptiX"), a business dedicated to the development and production of high performance optical switches.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

      We generated revenues of $196,197 for the three months ended June 30, 2004, which was $98,129 or a 100% increase from $98,068 for the three months ended June 30, 2003. The increase is the result of the hiring of a full-time sales manager and sales representatives, and an increase in our manufacturing capacity.

GROSS PROFIT

      Gross profit for the three months ended June 30, 2004, was $91,221 or 46.5% of revenues, compared to $37,964 or 38.7% for the three months ended June 30, 2003. The $53,257 increase in gross profit was generated by a decrease in cost of sales percentage of 7.7%, which was the result of increased productivity and management's efforts to reduce expenses by implementing salary reductions, offshore vendor qualification and production tooling improvements.

NET LOSS

      Net loss from operations increased to ($284,634) for the three months ended June 30, 2004 compared to ($85,373) for the three months ended June 30, 2003. The loss as a percentage of income increased to 145.0% for the three months ended June 30, 2004 compared to 87.0% for the three months ended June 30, 2003, primarily as a result of $157,834 in notes payable - debt discount costs. The difference between the exercise price of the warrants and the most recent issue price is being amortized over the term of the notes.

INTEREST EXPENSE

      Interest expense for the three months ended June 30, 2004, increased to $18,864 compared to $1,802 for the three months ended June 30, 2003, primarily due to the accrual of interest on following promissory notes.

      $190,665.44 note to Tina Young with a due date of December 31, 2004 $100,000 note to Tina Young with a due date of September 16, 2004 $25,000 note to Pei Hen Hsu with a due date of October 2, 2004 $250,000 note to Sino-American with a due date of February 11, 2005

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

      We generated revenues of $303,476 for the six months ended June 30, 2004, which was a $88,725 or a 41.3% increase from $214,751 for the six months ended June 30, 2003. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

GROSS PROFIT

      Gross profit for the six months ended June 30, 2004, was $97,943 or 32.2% of revenues, compared to $56,818 or 26.5% for the six months ended June 30, 2003. The $41,125 increase in gross profit was generated by a decrease in cost of sales percentage of 5.7%, which was the result of increased productivity and management's efforts to reduce operating expenses by salary reductions, offshore vendor qualifications, and production tooling improvements

NET LOSS

      Net loss increased to ($532,070) for the six months ended June 30, 2004 compared to ($244,881) for the six months ended June 30, 2003. The loss as a percentage of income increased to 175.3% for the six months ended June 30, 2004 from 114.0% for the six months ended June 30, 2003, primarily as a result of $218,446 of notes payable - debt discount costs. The difference between the exercise price of the warrants and the most recent issue price is being amortized over the term of the notes.

INTEREST EXPENSE

      Interest expense for the six months ended June 30, 2004, increased to $33,078 compared to $2,588 for the six months ended June 30, 2003, primarily due to the accrual of interest on following promissory notes.

      $190,665.44  note to Tina Young with a due date of  December  31,  2004
      $100,000 note to Tina Young with a due date of September 16, 2004 $25,000 note to Pei Hen Hsu with a due date of October 2, 2004
      $250,000 note to Sino-American with a due date of February 11, 2005

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception.

          At June 30, 2004, cash was $40,087 as compared to $9,917 at June 30, 2003. The increase is due to the net cash from promissory notes. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, the operations curtailed or protection under bankruptcy/reorganization laws sought.

      We are addressing  our liquidity  requirements  by the following  actions:
Continue our programs for selling products; continue to seek investment capital through the public and private markets. However, there is no guarantee that these strategies will enable us to meet our obligations for the foreseeable future.

COMMITMENTS AND CONTINGENCIES

      We have the following material contractual obligations and capital expenditure commitments:

      On February 11, 2004, ACSI signed a promissory note with Sino-American to form a joint venture for a sensor production facility in Wuhan, China. The promissory note is for $500,000 payable in two installments of $250,000. The first payment was made on February 12, 2004. The second payment of $250,000 is due on July 30, 2004.

      We signed an exclusive sensor supplier contract for a new product line with a large company in commercial cleaning and sanitizing. We will deliver 10,000 sensors annually in 2006.

      We signed a development and production contract with a major automotive parts supplier in China. This is to develop manifold pressure sensor modules for diesel engine. We will transfer their production to our joint venture in China.

INFLATION AND CHANGING PRICES

      We doe not foresee any adverse effects on our earnings as a result of inflation or changing prices.

GOING CONCERN

      We have incurred operating losses since our inception and have a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We need $3M capital to sustain operations and continue our business plan for the next 3 years.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The amount of assets and liabilities reported on the balance sheet and the amounts of revenues and expenses reported for each of the fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Management periodically evaluates the estimates and assumptions made. Management bases its estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates as a result of different assumptions or conditions.

      The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

      REVENUE RECOGNITION

            We recognize revenue when goods are shipped and invoiced to the customer

      CONCENTRATION OF CREDIT RISK

            Our financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. We place our cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables result primarily the sale of its products, and the concentration of credit risk includes a customer base located throughout North America and Asia.

            Approximately 90% our sales were to customers in North America in the three and six months ended June 30, 2004 and 2003, respectively.

      INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY AND EQUIPMENT

            Property and equipment is stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

      INCOME TAXES

            We account for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

            We believe that the carrying value of our cash, accounts receivable, accounts payable, accrued liabilities, line of credit, due to investors, due to shareholder, and notes payable to related party as of June 30, 2004, approximates their respective fair values due to the demand or short-term nature of those instruments.

      RECLASSIFICATIONS

            We have reclassified certain accounts in the prior year financial statements to conform to the presentation of the current year financial statements.

      STOCK BASED COMPENSATION

            As described in Note 12, we have elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

      EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2004, we had granted employee stock options for 146,500 shares of common stock in ACSI and warrants to purchase 315,666 shares of common stock in ACSI that are potentially dilutive common shares. The dilutive effect of common stock options and warrants were not used to compute dilutive loss per share for 2004 and 2003 because the result of their inclusion would be anti-dilutive.

      NOTE PAYABLE-DEBT DISCOUNT COST

            We have issued warrants to an investor and a related party. The warrants are being treated as additional consideration for notes payable. The deferred cost of the warrants was determined as the difference between the exercise price of the warrants and the most recent issue price and is being amortized over the term of the related notes payable.

      OTHER SIGNIFICANT ACCOUNTING POLICIES

            Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

      NEW ACCOUNTING PRONOUNCEMENTS

            In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 "46R" that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities
      (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. We are not currently participating in, or invested in any VIEs, as defined in FIN 46R.

            In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS), No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and Principal Accounting Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Controls.

      During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          On May 24, 2004, the Registrant acquired all of the issued and outstanding equity interests of ACSI. As consideration for the shares of ACSI, the Registrant issued 38,773,581 shares of common stock and warrants to purchase up to 79,535,549 shares of common stock to the shareholders of ACSI. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. A report on Form 8-K related to this matter was filed with the Securities and Exchange Commission on June 9, 2004.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          On, the Board of Directors approved a one (1) for fifteen (15) reverse stock split of the Company's outstanding shares of common stock. The stock split was effected on June 8, 2004.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               31.1 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

               32.1 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

          (b)  Reports on Form 8-K

          June 9, 2004 - Items 1, 2, 5, and 7

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SPECTRE INDUSTRIES, INC.
      Dated: September 17, 2004

                                        /s/ Michael Young
                                        ------------------------------------
                                        Name: Michael Young
                                        Title: Chief Executive Officer and
                                               Principal Accounting Officer