Form 10QSB
period 2004-09-30
SPECTRE INDUSTRIES INC
filed 2004-11-22
CIK 1111872

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 0-024828

SPECTRE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0226032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Parker Avenue, Suite A
Irvine, California 92618

 (Address of principal executive offices)

(949) 855-6688

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

As of November 16, 2004 there were ___________ shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2004 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$37,209
Accounts receivable, net	126,986
Inventories	205,872
Prepaid expenses and other current assets	33,972
Deposits	29,377
Assets of subsidiary held for disposition	89,111

TOTAL CURRENT ASSETS	522,527

PROPERTY AND EQUIPMENT	347,469

INVESTMENT IN AFFILIATED ENTITY	—

OTHER ASSETS	54,112

$924,108

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$575,195
Line of credit	132,984
Due to investors	512,982
Notes payable to related party	268,887
Current portion of obligations under capital leases	7,575
Liabilities of subsidiary held for disposition	525,690

TOTAL CURRENT LIABILITIES	2,023,313

LONG-TERM LIABILITIES:
Obligations under capital leases	36,248

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIENCY:
Common stock: At September 30, 2004, $.001 par value;
6,666,667 shares authorized, 3,976,868 shares issued
and outstanding	3,977
Additional paid in capital	4,304,109
Deferred compensation	(162,566)
Accumulated deficit	(5,280,973)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,135,453)

$924,108

See accompanying notes to consolidated financial statements.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For Three Months Ended September 30,

	2004	2003

REVENUE	$161,726	$93,829

COST OF SALES	211,701	82,010

GROSS PROFIT (LOSS)	(49,975)	11,819

OPERATING EXPENSES	551,961	217,375

LOSS BEFORE PROVISION FOR
INCOME TAXES	(601,936)	(205,556)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(602,736)	$(206,356)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.15)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
Basic and diluted	3,976,778	2,555,396

See accompanying notes to consolidated financial statements.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For Nine Months Ended September 30,

	2004	2003

REVENUE	$465,202	$308,580

COST OF SALES	423,484	239,943

GROSS PROFIT	41,718	68,637

OPERATING EXPENSES	1,162,429	519,219

LOSS FROM OPERATIONS	(1,120,711)	(450,582)

OTHER INCOME (LOSS):
Interest income	—	4
Miscellaneous income	15,922	131
Net loss from assets held for disposal	(29,216)	—

TOTAL OTHER INCOME	(13,294)	135

LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,134,005)	(450,447)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(1,134,805)	$(451,247)

NET LOSS PER COMMON SHARE -
Basic and diluted	$(0.41)	$(0.18)

WEIGHTED AVERAGE COMMON AND
DILUTIVE COMMON EQUIVALENT SHARES OUTSTANDING :
Basic and diluted	2,766,460	2,525,887

See accompanying notes to consolidated financial statements.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For Nine Months Ended September 30, 2004 (unaudited)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, January 1, 2004	2,584,905	$2,585	$4,212,864	$(220,770)	$(4,146,168)	$(151,489)

Transfer of Spectre stock at
time of merger and
recapitalization	1,391,872	1,392	(408,755)	—	—	(407,363)

Intrinsic value of common
stock warrants issued with
note payable	—	—	500,000	—	—	500,000

Amortization of deferred
compensation	—	—	—	58,204	—	58,204

Net loss for nine months
ended September 30, 2004	—	—	—		(1,134,805)	(1,134,805)

Balance, September 30, 2004	3,976,777	$3,977	$4,304,109	$(162,566)	$(5,280,973)	$(1,135,453)

See accompanying notes to consolidated financial statements.

SPECTRE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Nine Months Ended September 30,
(Unaudited)
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003

Net loss	$(1,134,805)	$(451,247)
Adjustments to reconcile net income to net
cash use in operating activities:
Depreciation and amortization	83,807	85,473
Amortization of discount cost on notes payable	400,646	60,613
Amortization of deferred compensation	58,204	—
Net loss from assets held for disposal	29,216	—
Provision for bad debt	720	—
Changes in assets and liabilities:
Accounts receivable	(60,168)	(34,985)
Inventories	(6,340)	(3,933)
Accounts payable and accrued expenses	222,562	72,407
Prepaid expenses and other current assets	(29,864)	(7,613)

NET CASH USED IN OPERATING ACTIVITIES	(436,022)	(279,285)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits	(29,377)	—
Purchase of equipment	(51,927)	(729)

NET CASH USED IN INVESTING ACTIVITIES	(81,304)	(729)

CASH FLOWS FROM FINANCING ACTIVITIES

Line of credit	—	132,703
Advances from related party	—	100,000
Proceeds from investors	500,000	75,000
Capital leases	43,823	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	543,823	307,703

NET INCREASE IN CASH	26,497	27,689

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	10,712	5,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,209	$33,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$10,131	$4,986
Taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITES

Capital lease obligations incured in purchase of equipment	$43,823
Merger:
Fair value of assets	$118,327
Less: liabilities assumed	525,690

Merger, net	$(407,363)

See accompanying notes to consolidated financial statements.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Description of Business

On May 24, 2004, Spectre Industries, Inc., (Spectre) a Nevada corporation, entered into an agreement and plan of merger (the merger) with Advanced Custom Sensors, Inc. (ACSI, the Company and accounting acquirer). Spectre (the legal acquirer) issued 38,773,581 pre-split shares of common stock (2,584,905 post-split shares) and warrants to purchase up to 79,535,549 pre-split shares of common stock (5,302,370 post-split shares) to the shareholders of ACSI (see Note 12) and transferred all of its assets to ACSI, ACSI assumed all of Spectre’s liabilities, and ACSI became a wholly owned subsidiary of Spectre. Immediately prior to the Merger, Spectre had nominal assets and limited business operation and accordingly, the Merger, which is similar to a reverse acquisition of Spectre by ACSI, was accounted for as a recapitalization. The consolidated financial statements as of September 30, 2004, and for the periods then ended are those of ACSI for all periods presented and those of Spectre since the date of merger and recapitalization.

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

(B) Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for nine months ended September 30, 2004, the Company suffered a loss of $1,134,805 and utilized cash in operating activities of $436,022, and has a working capital deficiency of $1,500,786 and a stockholders’ equity deficiency of $1,135,453 as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at September 30, 2004, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2004. The Company completed a reverse merger with Spectre Industries, Inc., a public shell company, to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

(E) Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded federally insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company’s trade receivables result primarily the sale of its products, and the concentration of credit risk includes a customer base located throughout North America and Asia.

Approximately 90% of the Company’s sales were to customers in North America during the three and nine months ended September 30, 2004 and 2003.

(F) Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.

(G) Property and Equipment

Property and equipment is stated at cost. Depreciation is provided at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

(I) Fair Value of Financial Instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, line of credit, due to investors, and notes payable to related party as of September 30, 2004 approximates their respective fair values due to the demand or short-term nature of those instruments.

(J)Reclassifications

The Company has reclassified certain accounts in the prior year financial statements to conform to the presentation of the current year financial statements.

(K) Stock Based Compensation

As described in Note 12, the Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

(L) Earnings (Loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2004, the Company had granted employee stock options for 146,500 shares of common stock in ACSI and warrants to purchase 925,666 shares of common stock in ACSI that are potentially dilutive common shares. The dilutive effect of common stock options and warrants were not used to compute dilutive loss per share for 2004 and 2003 because the result of their inclusion would be anti-dilutive.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(M) Note payable-debt discount cost

The Company has issued warrants to an investor and a related party. The warrants are being treated as additional consideration for notes payable. The deferred cost of the warrants was determined as the difference between the exercise price of the warrants and the most recent issue price and is being amortized over the term of the related notes payable (see Note 7 and 8).

(N) New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 “46R” that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS), No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company’s financial statement presentation or disclosures.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(O) Interim Consolidated Financial Statements

The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such consolidated financial statements included all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the consolidated financial position and the consolidated results of operations have been included. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2   INVENTORIES

Inventory consists of the following as of September 30, 2004:

Cable	$18,222
Raw materials	119,600
Work in process	5,954
Finished goods	62,096

$205,872

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2004:

Machinery and equipment	$587,417
Office equipment	2,636
Furniture and fixtures	17,398
Leasehold improvements	143,637
Property held under capital leases	47,365
798,453
Less accumulated depreciation and amortization
(including $3,156 for property held under capital leases)	450,984

$347,469

Depreciation expense of $83,807 is reflected in the accompanying Statement of Operations for the nine months ended September 30, 2004.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 4    INVESTMENT IN AFFILIATED ENTITY

The Company owns 14.3% of TransOptix, Inc. (TransOptix, formerly Advanced Optical Mems, Inc.), a company that is involved in the manufacture and distribution of computer peripheral equipment. The Company’s Chief Executive Officer is also the Chief Executive Officer of TransOptix and the officer also owns 15% of TransOptix. As a result of the combined equity holdings of TransOptix by the Company and its Chief Executive Officer, the Company accounts for this investment under the equity method of accounting. The Company initially invested $200,000 in TransOptix in 2000, and discontinued using applying the equity method at December 31, 2002 when cumulative losses reduced the Company’s investment in TransOptix to zero. Accordingly, the Company did not record any loss from TranOptix for the three and nine months period ended September 30, 2004 and 2003. The Company did not receive any distribution from TransOptix in 2004 or 2003. The Company and TransOptix share the same office and facility (see Note 10). During the nine months ended September 30, 2004, the Company advance approximately $12,585 from TransOptix. There were no other transactions between the Company and TransOptix in 2004 and 2003.

Summarized condensed unaudited financial information for TransOptix, Inc. is as follows:

BALANCE SHEETS
DECEMBER 31, (Unaudited)
2003

Current assets	$366,314
Fixed assets, net	351,023
Due from Advanced Custom Sensors, Inc.	298

$717,635

Current liabilities	$51,108
Note payable - stockholder	37,494
Note payable	809,334
Stockholders' equity	(180,301)

$717,635

2003

Revenues	$94,099
Cost of revenues	26,893
Gross profit	67,206
Operating expenses	1,002,704
(935,498)
Other income (expenses)	213
Net loss	$(935,285)

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 5    SUPPLIERS

As of September 30, 2004, the Company maintained net assets consisting of tooling of approximately $160,000, at their main supplier located in Taiwan. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the operations of the Company because their main supplier is located there, has possession of the tooling assets, and manufactures the products.

NOTE 6    LINE OF CREDIT

The Company has the following lines of credit at September 30, 2004:

Loan agreement with a bank that includes two lines of credit, secured by accounts receivable and certain assets of the Company, interest at 7.25% per annum, due on demand.	$92,984

Line of credit with a bank, secured by accounts receivable and certain assets of the Company, interest at 7.0972% per annum, due on demand.	40,000

$132,984

NOTE 7    NOTES PAYABLE TO INVESTORS

Notes payable to investors as of September 30, 2004:

Note payable, convertible to common stock, secured by accounts receivable and certain assets of the Company, interest at 10% per annum, due March 9, 2004. The Company negotiated a settlement in September, 2004, whereby the Company will repay the lender $90,000 and issue 200,000 shares of common stock to the lender in satisfaction of this loan. As of September 30, 2004, the Company has not repaid the $90,000, nor issued the 200, 000 shares of common stock to the lender.	$250,000

Note payable, secured by accounts receivable and certain assets of the Company, interest 10% per annum, due on October 2, 2004. In 2003, in connection with this loan, the Company issued warrants to purchase 25,000 shares of the ACSI’s common stock at $.50 per share. The intrinsic value of the warrants was valued at $25,000 in accordance with APB No. 25. (a)	25,000

Note payable, secured by accounts receivable and certain assets of the Company, interest 10%, due on February 11, 2005. In connection with this loan, the Company issued warrants to purchase 500,000 shares of ACSI’s common stock at $.50 per share. The intrinsic value of the warrants was valued at $500,000 in accordance with APB No. 25. (a)	500,000

775,000
Note payable-debt discount cost (a)	(262,018)

$512,982

(a)	In connection with the above notes payable, the Company issued warrants to purchase 525,000 shares of ACSI’s common stock at $.50 per share. The intrinsic value of the warrants were value at $525,000 in accordance with APB No. 25.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 8    NOTES PAYABLE TO RELATED PARTY

Notes payable to related party as of September 30, 2004 includes:

Note payable, related party (a)	$190,665
Other operating advances (b)	110,000
Note payable-debt discount cost (c)	(31,778)

$268,887

(a)	The Company was advanced $190,665 by TransOptix in 2002 to pay for the Company’s lease deposit of $50,000 and for leasehold improvement of $140,665 to its leased facility (see Note 10). During 2003, the advances made by TransOptix in 2002 were combined into a promissory note payable to the assignee dated July 1, 2003, with interest at 9.25% per annum due December 31, 2004. The note is secured by substantially all assets of the Company.

(b)	Other operating advances of $100,000 were made by the above related party note holder to the Company as of September 17, 2003. These advances and interest of $10,000 are evidenced by a convertible promissory note dated September 16, 2004, with interest at 8% per annum, due March 16, 2005. However, the holder has the right to convert the unpaid principal amount and interest into the Company’s common stock, at a price equal to 80% of the average trading price of the common stock of the Company at the maturity date.

(c)	In connection with the above notes payable, the Company issued warrants to purchase 290,665 shares of ACSI’s common stock at $.50 per share and 110,000 shares of Spectre’s common stock at a price equal to 85% of the average trading price of the Company common stock at March 16, 2005. The intrinsic value of the warrants were valued at $290,665 in accordance with APB No. 25.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

Minimum future lease payments under the capital leases are as follows.

Year Ended September 30,
2005	$12,732
2006	12,732
2007	12,732
2008	12,732
2009	7,086

Total minimum lease payments	58,014
Less amount representing interest	14,191

Present value of net minimum lease payments	$43,823

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

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

Future minimum lease commitments for the Company’s share under this lease at September 30, 2004 are as follows:

Year Ended September 30,
2005	$104,131
2006	104,906
2007	91,520

$300,558

The total lease commitment as of September 30, 2004 for which the Company could be contingently liable in the event of default of TransOptix is $696,760. Rent expense for the nine months ended September 30, 2004 was $101,983.

Contractual Obligation Relating to Development Project

The Company had contractual obligations to pay for the development project amounting to $58,840. The Company will receive the total amount plus interest at the rate of 6% if the developed company fails to meet the agreement.

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

The Company's net deferred tax assets (using a federal corporate income rate of 34%) consisted of the following at September 30, 2004:

Deferred tax asset, net operating loss carryforwards.	$850,000
Less valuation allowance	(850,000)

Net deferred income tax asset	$—

As a result of the Company's significant operating loss carryforward and the corresponding valuation allowance, no federal income tax expense (benefit) has been recorded at September 30, 2004.

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 12    STOCKHOLDERS’ DEFICIENCY

Subsequent to the Merger, on June 8, 2004, the Company had a 1 for 15 reverse stock split that was approved by the board of directors. Retroactive effect has been given to all share and per share amounts that are presented in the accompanying financial statements.

Stock Option Plan

ACSI has a stock option plan, which provides for the granting of options to employees, independent representatives and directors of the Company. ACSI is authorized to issue 200,000 shares of common stock. The exercise price is fixed by the plan administrator. Under the formula contained in the plan’s provisions, the options vest over four years upon the completion of service. The options expire ten years from the date of grant.

The Company has applied the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123,” for the nine months period ended September 30, 2004. Issued in December 2002, SFAS No. 148 amends SFAS No. 123. “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the company continues to account for stock options under APB Opinion No. 25, under which no compensation has been recognized. For the nine month period ended September 30, 2004, the 10,000 of incentive stock options issued did not have any fair value using the Black-Scholes valuation model and therefore there are no pro forma compensation costs presented.

The following schedule summarizes the status of options outstanding to purchase ACSI shares of common stock at September 30, 2004:

	Shares	Average Exercise Price

Balance at January 1, 2004	136,500	$.50
Granted	10,000	$.50
Exercised	—
Cancelled	—

Balance at September 30, 2004	146,500	$.50

Options exercisable at September, 2004	83,667	$.50

SPECTRE INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

Warrants

During the period ended September 30, 2004, in conjunction with the issuance of certain notes payable (see Note 7) the board of directors approved the issuance of warrants to purchase a total of 500,000 shares of ACSI’s common stock. The warrants are exercisable at $.50 per share, are fully vested upon issuance and expire in five years from issuance. The warrants had a total fair value of $500,000, which is being accounted for as note payable-debt discount cost and is being amortized over the life of the related debt.

During the period ended September 30, 2004, in conjunction with the issuance of certain note payable (see Note 8) the board of directors approved the issuance of warrants to purchase a total of 110,000 shares of Spectre’s common stock. The warrants are exercisable at 85% of the average trading price of the Spectre’s common stock, are fully vested upon issuance and expire in three years from issuance.

Outstanding at January 1, 2004	315,666
Issued during the period ended September 30, 2004	610,000
Exercised during the period ended September 30, 2004	—
Outstanding at September 30, 2004	925,666

At September 30, 2004, 815,666 warrants issued had an exercise price of $.50 per share and 110,000 warrants are exercisable at 85% of the average trading price of Spectre’s common stock. The warrants expire on various dates through February 11, 2009.

In connection with the merger, the Company agreed to adopt a plan at a later date that would provide an equivalent value to the warrant and option holders at the date of merger.

NOTE 13    ASSETS AND LIABILITIES OF SUBSIDIARY HELD FOR DISPOSITION

The Company has agreed that it will “spin-off” certain assets and liabilities that were acquired in connection with the Merger on May 24, 2004. The final documents are currently with the SEC for comments. These assets and liabilities will be rolled over to Spectre Holdings, Inc. (Spectre Holding, a new subsidiary) and a distribution in the form of a dividend of 1,391,872 post split shares (20,878,081 pre split shares) of common stock in Spectre Holdings will be made to the shareholders of record of Spectre as of May 21, 2004 (prior to the Merger).

Item 2. Management’s Discussion And Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company and compliance with regulatory requirements. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

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

OVERVIEW

On May 24, 2004, we acquired all of the issued and outstanding equity interests of Advanced Custom Sensors, Inc (“ACSI”). Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a “reverse merger” whereby ACSI is considered to be the accounting acquirer. As such, the following results of operations are those of ACSI.

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

ACSI's MEMS sensor technology is the result of technology development work done at Rosemount and Endevco. ACSI believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. ACSI's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

In addition to its core operational assets dedicated to the MEMS sensor markets, ACSI owns approximately 12% of TransOptiX, Inc., ("TransOptiX"), a business dedicated to the development and production of high performance optical switches. TransOptiX intends to make significant progress in 2004 and 2005 in the optical switch segment by offering its switches at prices up to 40% below its competition and with better performance.

PLAN OF OPERATION

We plan to grow our business focusing on internal growth, importing qualified products, and strategic acquisition. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

We will invest to increase our production capacity and will qualify offshore suppliers to help reduce the cost of our products. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure more OEM projects.

We will develop procedures to import qualified products to fulfill the needs of our customers. These products can be sold as-is or modified.

Our long-term growth strategy is to focus on system solutions with built-in sensors. We anticipate that this will be accomplished through a strategic alliance. Any such acquisition will require additional capital which we will raise in the form of debt or equity, or a combination thereof. However, there can be no assurance that these funds will be available.

RESULTS OF OPERATIONS

Three months Ended September 30, 2004 and 2003

Revenues

We generated revenues of $161,726 for the three months ended September 30, 2004, which was $67,897 or a 72% increase from $93,829 for the three months ended September 30, 2003. The increase is the result of the hiring of a full-time sales manager and sales representatives, and an increase in our manufacturing capacity.

Gross Profit(Loss)

Gross loss for the three months ended September 30, 2004, was ($49,975) or (30.9)% of revenues, compared to $11,819 or 12.6% for the three months ended September 30, 2003. The $61,794 decrease was mainly due to late posting of $9,900 inventory in June 30, 2003 and also due to increase in purchases of small tooling and hardware.

Net Loss

Net loss from operations increased to ($602,736) for the three months ended September 30, 2004 compared to ($206,356) for the three months ended September 30, 2003. The loss as a percentage of income increased to 373% for the three months ended September 30, 2004 compared to 220% for the three months ended September 30, 2003, primarily as a result of $182,200 in notes payable - debt discount costs along with increase in investment in R&D and production capacity. The difference between the exercise price of the warrants and the most recent issue price is being amortized over the term of the notes.

Interest Expense

Interest expense for the three months ended September 30, 2004, increased to $37,716 compared to $2,398 for the three months ended September 30, 2003, primarily due to the accrual of interest on following promissory notes.

$190,665 note to Tina Young with a due date of December 31, 2004
$110,000 note to Tina Young with a due date of March 16, 2005
$25,000 note to Pei Hen Hsu with a due date of October 2, 2004
$500,000 note to Sino-American with a due date of February 11, 2005

Nine months ended September 30, 2004 and 2003

Revenues

We generated revenues of $465,202 for the nine months ended September 30, 2004, which was a $156,622 or a 50.8% increase from $308,580 for the nine months ended September 30, 2003. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

Gross Profit

Gross profit for the nine months ended September 30, 2004, was $41,718 or 9% of revenues, compared to $68,637 or 22.2% for the nine months ended June 30, 2003. The $26,919 decrease in gross profit was mainly due to increase in purchases of small tooling and hardware.

Net Loss

Net loss increased to ($1,134,805) for the nine months ended September 30, 2004 compared to ($451,247) for the nine months ended September 30, 2003. The loss as a percentage of income increased to 244% for the nine months ended September 30, 2004 from 146% for the nine months ended September 30, 2003, primarily as a result of $400,646 of notes payable - debt discount costs along with increase in investment in R&D and production capacity. The difference between the exercise price of the warrants and the most recent issue price is being amortized over the term of the notes.

Interest Expense

Interest expense for the nine months ended September 30, 2004, increased to $70,794 compared to $4,986 for the nine months ended September 30, 2003, primarily due to the accrual of interest on following promissory notes.

$190,665 note to Tina Young with a due date of December 31, 2004
$110,000 note to Tina Young with a due date of March 16, 2005
$25,000 note to Pei Hen Hsu with a due date of October 2, 2004
$500,000 note to Sino-American with a due date of February 11, 2005

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception.

At September 30, 2004, cash was $37,209 as compared to $33,406 at September 30, 2003. The increase is due to the net cash from promissory notes. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

We are addressing our liquidity requirements by the following actions: Continue our programs for selling products; continue to seek investment capital through the public markets. However, there is no guarantee that these strategies will enable us to meet our obligations for the foreseeable future.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for nine months ended September 30, 2004, the Company suffered a loss of $1,134,805 and utilized cash in operating activities of $436,022, and has a working capital deficiency of $1,500,786 and a stockholders’ equity deficiency of $1,135,453 as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Commitments and Contingencies

We have the following material contractual obligations and capital expenditure commitments:

On February 11, 2004, ACSI signed a promissory note with Sino-American to form a joint venture for a sensor production facility in Wuhan, China. The promissory note is for $500,000 payable in two installments of $250,000. The first payment was made on February 12, 2004. The second payment of $250,000 was made on July 30, 2004.

Inflation and Changing Prices

We do not foresee any adverse effects on our earnings as a result of inflation or changing prices.

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

The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue recognition

We recognize revenue when goods are shipped and invoiced to the customer

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist principally of cash and trade receivables.  We place our cash in what we believe to be credit-worthy financial institutions.  However, cash balances may have exceeded FDIC insured levels at various times during the year.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash.  The Company’s trade receivables result primarily the sale of its products, and the concentration of credit risk includes a customer base located throughout North America and Asia.

Approximately 90% our sales were to customers in North America in the three and nine months ended September 30, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments

We believe that the carrying value of our cash, accounts receivable, accounts payable, accrued liabilities, line of credit, due to investors, due to shareholder, and notes payable to related party as of September 30, 2004, approximates their respective fair values due to the demand or short-term nature of those instruments.

Reclassifications

We have reclassified certain accounts in the prior year financial statements to conform to the presentation of the current year financial statements.

Stock Based Compensation

As described in Note 12, we have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2004, we had granted employee stock options for 146,500 shares of common stock in ACSI and warrants to purchase 815,666 shares of common stock in ACSI and 110,000 shares of common stock in Spectre that are potentially dilutive common shares. The dilutive effect of common stock options and warrants were not used to compute dilutive loss per share for 2004 and 2003 because the result of their inclusion would be anti-dilutive.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 “46R” that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. We are not currently participating in, or invested in any VIEs, as defined in FIN 46R.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS), No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management believes the provisions of this Standard currently have no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

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
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes In Securities and Small Business Issuer Purchases of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

      The $100,000 promissory note due to Tina Young matured on September 16, 2004. Both the principal and the interest are paid off with a $110,000 promissory note with a mature date of March 16, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter, following actions (the “Actions”) were approved by the written consent of stockholders holding a majority of our common stock:

1.	Change the name of the corporation from “Spectre Industries, Inc.” to Sensor System Solutions, Inc.”

2.	Increase the number of authorized shares from 6,666,667 to 200,000,000.

3.	Authorize 20,000,000 shares of preferred stock (the “Preferred Stock”).

4.
A pending distribution by way of a dividend of 20,878,081 shares of common stock (the “Shares”) in the capital of Spectre Holdings, Inc., our wholly-owned subsidiary. All of our stockholders of record as of May 21, 2004, will be entitled to participate in such dividend.

A Definitive Information Statement of Schedule 14C was filed with the Securities and Exchange Commission on November 11, 2004.

Item 5.  Other Information.

None.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRE INDUSTRIES, INC.

Dated: November 19, 2004	By:	/s/ Michael Young
Name: Michael Young
Title: Chief Executive Officer and Principal Accounting Officer

