Form 10KSB
period 2004-12-31
SENSOR SYSTEM SOLUTIONS INC
filed 2005-05-19
CIK 1111872

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-024828

SENSOR SYSTEM SOLUTIONS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	98-0226032
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45 Parker Avenue, Suite A
Irvine, California 92618
(Address of Principal Executive Offices, including zip code.)

(949) 855-6688
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer's revenues for its most fiscal year December 31, 2004: $661,340.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of May 5, 2005, the value was $39.3 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2005: 59,279,241

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

ITEM 2.	DESCRIPTION OF PROPERTY.

ITEM 3.	LEGAL PROCEEDINGS.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF OPERATION.

ITEM 7.	FINANCIAL STATEMENTS.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.	CONTROLS AND PROCEDURES.

ITEM 8B.	OTHER INFORMATION.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10.	EXECUTIVE COMPENSATION.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sensor System Solutions, Inc. (the “Company”, “3S” or the “Company”) was incorporated in Nevada in April 1982 under the name The Enchanted Village, Inc. As the result of the March 13, 2004 acquisition of Advanced Custom Sensors, Inc., a California corporation (“ACSI”), the Company is now in the business of design and manufacturing sensors and signal conditioning modules.

Acquisition of Advanced Custom Sensors

Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2004, by and among the Company, Spectre Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Ian S. Grant ("Shareholder") and ACSI, on May 24, 2004 (the "Closing Date"), Merger Sub merged with and into Advanced Custom Sensors, Inc. (“ACSI”) (the "Merger"). As a result of the Merger, ACSI became a subsidiary of the Company. As consideration for the Merger, the Company issued 2,584,906 shares of common stock and warrants to purchase up to 47,802,373 shares of common stock to the shareholders of ACSI. The terms of the Merger were determined through arms-length negotiations between the management of the Company and management of ACSI. We changed our company name to Sensor System Solutions, Inc. (3S) in December 2004 to better represent our new focus. As such, the following results of operations are those of ACSI.

Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby ACSI is considered to be the accounting acquirer. Also, as a result of the acquisition, we have had a change of our financial position and our business. 3S is now a holding company and after the Spin-Off, defined below, will have no significant operations or assets other than its interest in Advanced Custom Sensors, Inc. (“ACSI”). Since the acquisition of ACSI, the company has been engaged in the development, manufacturing, marketing and distribution of high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods.

Spin-Off of Spectre Holdings

On December 15, 2004, in consideration for making and guaranteeing certain representations, warranties and obligation in connection with the Agreement and Plan of Merger dated March 13, 2004 by and between the Company and ACSI, the Company transferred 20,878,081 shares of common stock (the "Shares"), which are all of the issued and outstanding shares of Spectre Holdings, Inc., our wholly-owned subsidiary to Ian Grant. After the distribution of the Shares, the Company no longer owns any stock of Spectre Holdings, Inc. In addition, we will not have any common board members after the distribution.

Advanced Custom Sensors

ACSI was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. Through ACSI, 3S offers a variety of Digital Pressure Gauges, Pressure Transducers, Pressure Sensors, Force Beams, Load Cells, Strain Gauges and Sensor Kits.

3S produces or supplies a family of nearly thirty (30) distinctive products. 3S has a volume production line with an ISO 9000 certified partner in Taiwan in 2002. This allows 3S to penetrate high-volume consumer markets that are very price sensitive. 3S also signed a letter of intent with China Automotive Systems, Inc. (CAAS) in 2004 to establish a joint venture in China targeting its automotive sensor market.

3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

In addition to its core operational assets dedicated to the MEMS sensor markets, 3S owns approximately 7.5% of TransOptiX, Inc., ("TransOptiX"), a business dedicated to the development and production of high performance optical switches. TransOptiX intends to make significant progress in 2005 and 2006 in the optical switch segment by offering its switches at prices up to 40% below its competition and with better performance.

We plan to grow our business in four areas.

▪
Increase the revenue of our existing sensor component business. Once finalized, the majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure additional OEM projects.

▪
Develop sensor solution business. By leveraging the advances in technology and the large industry-wide investments in wireless and telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless communication and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

▪
Penetrate the automotive sensor market in China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. We plan to use the next three years to build up our production capacity, product offerings, and technical team there. We will import automotive sensors produced by our joint venture to North America and Europe around 2008.

▪
Strategic acquisition: Being a public company gives us an additional tool to grow our business through acquisition besides internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

Industry Overview

Micro-Electro-Mechanical Systems, or MEMS, is the integration of mechanical elements, sensors, actuators, and electronics on a common silicon substrate through the utilization of microfabrication technology. MEMS is an enabling technology, allowing the development of smart products by augmenting the computational ability of microelectronics with the perception and control capabilities of microsensors and microactuators. MEMS is also an extremely diverse and fertile technology, both with regard to applications, and the methodology of how electronic devices are designed and manufactured.

Microelectronic integrated circuits (“IC’s”) can be thought of as the "brains" of systems and MEMS augments this decision-making capability with "eyes" and "arms", to allow microsystems to sense and control the environment. In its most basic form, the sensors gather information from the environment through measuring mechanical, thermal, biological, chemical, optical, and magnetic phenomena; the electronics process the information derived from the sensors and through some decision making capability direct the actuators to respond by moving, positioning, regulating, pumping, and filtering, thereby, controlling the environment for some desired outcome or purpose. Since MEMS devices are manufactured using batch fabrication techniques, similar to ICs, unprecedented levels of functionality, reliability, and sophistication can be placed on a small silicon chip at a relatively low cost.

Market Size and Viability

The total MEMS market size is about $2.7 billion USD with following distribution in 1991, according to an MIRC market study report. MEMS pressure sensor, currently the focus of 3S’s operations, owns the largest market share of $6 billion USD in 2000. According to MIRC, MEMS Silicon Pressure Sensors will grow to about 80% of the total market and become the main stream of this industry. The applications of MEMS Pressure Sensors can be separated into five categories: Automotive, Process Control, Medical, Consumer /Appliances and Aerospace. Currently, the market in Consumer Electronics is enjoying the fast growth. Due to its versatility, MEMS is taking the lead in the various fast-growing electronic applications in addition to its excellent performance and price ratio. The total MEMS sensor market was $800 millions USD in 1990 with an annual growth rate of 20%. It is expected to grow to $1 billion USD by 2005.

Products

The Company’s future technology strategy is to develop and/or acquire core intellectual property that will place it in a leadership position to manufacture and market MEMS sensors. 3S has filed two (2) provisional patents with the United States Patent and Trademark Office (“USPTO”) and TransOptiX has made nine (9) provisional patent filings with the USPTO to date. In addition, each company has developed many proprietary techniques/processes. These serve as the foundation to further develop our MEMS business.

3S produces or supplies a family of nearly thirty (30) distinctive products. These products employ or utilize the latest state-of-the-art technologies. The products are primarily electro-mechanical sensing devices and are identified under the following categories: Pressure Transducers, Pressure Transmitters, Pressure Switches, Force Sensors, Load Cells, Strain Gages, and MEMS Sensors. It is expanding its product offering to include intelligent embedded systems that combine the attributes of both intelligent sensor and host systems

3S uses sputtered thin film, bonded foil, semi-conductor gages and piezoresistive strain gage technologies primarily in the design, development and manufacture of its general sensor products, although other technology options are also available. All of 3S’s products employ proven technologies with little, or no risk involved with their manufacture. What sets 3S’s products apart from their competitors is their ability to optimize the performance of their products by efficient application of their diverse technologies into unique design concepts and utilizing sophisticated materials in construction and packaging techniques.

Customers

We supply our sensors mainly to the medical and automation industries. In general customers are divided into three groups: original equipment manufacturers ("OEM's"), end users and catalogs. Each one accounted for about one third of our revenue in 2004.

Our revenue mainly was from end users before the hiring of our sales manager in March 2004. We moved our focus to OEM account since then. The success is obvious since we started 2005 with an OEM backlog of around $600K.

We have established a wide presence in the catalog houses through our Model 1200 in 2004. This penetration will allow us to increase our revenue by moving other products through the same channel.

Sales and Marketing

We use sales representatives to promote our product since sensors are quite complicated devices. We have a network of 9 sales representatives to cover North America and 6 international representatives. In addition to our sales reps network, we also have a network of distributors to handle products that do not require much technical support. Both networks are managed by our Sales Manager.

We are seeking new distribution channels for our Sensor Modules and we are working to leverage existing market intelligence. We will hire a Marketing Manager in 2005 to assist us in capturing the market opportunity in our Sensor Modules.

Research and Development

We hired two key engineers in October of 2004. Together, they have sixty years of combined experience in designing creative sensor modules. To date, two series of sensor modules have been designed, models have been constructed and beta-site tested. We anticipate beginning production in second quarter of 2005. We project that the unit price of these modules will be at least ten times higher than our current sensor component’s sale price. We expect an increase in our sales from these two product lines.

Our Goals

Our goal is to become the market leader in innovative sensor system solutions, and a dominant sensor supplier with a competitive pricing and performance mix. To accomplish this objective, the Company plans to integrate proprietary techniques and processes developed by 3S that serve as the foundation to develop the Company’s MEMS business. These MEMS core competences include MEMS front-end wafer design and processing, volume assembly and testing, application-specific environmental protection, and cost modeling. Combined with 3S’s expansion plans to increase marketing and sales efforts, these technologies present the Company with opportunities to further grow the business in international markets such as China. The Company has also partnered on or about November 2001 with an established production partner, Powertip Technology Corporate, in Taiwan to address production requirements. 3S also has MEMS wafer fabrication partners in China and Taiwan, allowing the Company to maintain sensor wafer supplies as well as to continue MEMS device research.

3S intends to upgrade from sensor component business to system solution business. It will be focused on providing complete data management solutions that can accommodate the needs of a wide range of industries and businesses. These solutions include a comprehensive set of products and services that establish the infrastructure necessary for manufacturing process partners to proactively participate in sustaining and optimizing the operation.

The Company is striving to be the dominant provider of sensor solutions with built-in network connectivity to supply critical data continuously for enterprises to monitor and control:

➢	Machine conditions
➢	Manufacturing processes
➢	Business Transactions

The Company plans to develop and integrate various core intellectual properties in the areas of MEMS sensors, intelligent sensor interface electronics, intelligent embedded control systems and meters, wireless communication network interfaces, data appliances and mobile devices that facilitate machine-to-business data sharing, software & hardware to support web-based device diagnostics and data collection/data distribution, and web-based data management.

The Company is actively seeking funding to expand its design, development and marketing of MEMS based thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. The Company believes that MEMS is an enabling technology allowing the development of smart products by augmenting the computational ability of microelectronics with the sensing and control capabilities of microsensors and microactuators.

The Company’s strategy includes the hiring of world-class engineering and sales and marketing team coupled with robust off-shore joint ventures such as the one they recently signed with CAAS. Management expects that the Company’s joint venture with CAAS will enable the transformation of 3S into a global supplier of advanced MEMS/Microelectronic products in the automotive market.

Strategy

The keys to success for 3S are as follows:

➢	Penetrate automotive and appliance markets thru the Joint Venture with CAAS in China;
➢	Leverage the cost performance of above alliance to penetrate industrial and medical markets in N. America and Europe;
➢	Complete development of sensor-based systems to increase revenues;
➢	Merger and acquisition;

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include Honeywell, GE and MSI in our sensor component segment, and Delphi, Bosch, and Denso in automotive sensor segment. There is no major competitor in Sensor System Solutions Market at current time.

Employees and employment agreements

The Company currently employs 15 persons: There are no employment agreements with any of the employees.

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters are located 45 Parker Avenue, Suite A, Irvine, California 92618. The facilities include 25,000 square feet of office, production and warehouse, which we lease from Irvine Company under a five year lease. Annual rental payments for this lease are listed in the MD&A Section. The office and warehouse facility is shared with TransOptix, a related party, who signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

We believe that these facilities have the capacity to meet its manufacturing and assembly needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are quoted on the Over-The-Counter Bulletin Board. Our symbol is “SSYO.” The table shows the high and low bid price of our stock for 2003 and 2004. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

Quarter ended	High	Low
2003
March 31	$2.25	$1.35
June 30	$1.50	$1.05
September 30	$1.05	$0.30
December 31	$0.90	$0.60

2004
March 31	$3.15	$0.45
June 30	$2.40	$1.20
September 30	$2.40	$1.20
December 31	$2.75	$0.51

Stockholders

At May 5, 2005, we had approximately 150 registered stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2004 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2004 Stock Compensation Plan has not been approved by our security holders, a description of which is set forth in Note 13 of the Notes to Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available or future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	96,500.50		103,500

Total	96,500		103,500

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

OVERVIEW

On May 24, 2004, we acquired all of the issued and outstanding equity interests of Advanced Custom Sensors, Inc ("ACSI"). Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby ACSI is considered to be the accounting acquirer. We changed our company name to Sensor System Solutions, Inc. (3S) in December 2004 to better represent our new focus. As such, the following results of operations are those of ACSI.

3S was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. 3S offers a variety of Digital Pressure Gauges, Pressure Transducers, Pressure Sensors, Force Beams, Load Cells, Strain Gauges and Sensor Kits.

3S commenced operations as a private company in September of 1996. 3S is headquartered in Irvine, California where 3S occupies a 25,000 square foot facility fully equipped with fabrication capability.

3S has fifteen (15) employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly thirty (30) distinctive products. 3S set up a volume production line with an ISO 9000 partner in Taiwan in 2002. This allows 3S to penetrate high-volume consumer markets that are very price sensitive. 3S also signed a letter of intent with China Automotive Systems, Inc. (NASDAQ: CAAS) in 2004 to establish a joint venture in China targeting its automotive sensor market.

3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

In addition to its core operational assets dedicated to the MEMS sensor markets, 3S owns approximately 7.5% of TransOptiX, Inc., ("TransOptiX"), a business dedicated to the development and production of high performance optical switches. TransOptiX intends to make significant progress in 2005 and 2006 in the optical switch segment by offering its switches at prices up to 40% below its competition and with better performance.

PLAN OF OPERATION

We plan to grow our business in four areas.

▪
Increase the revenue of existing sensor component business. Majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure more OEM projects.

▪
Develop sensor solution business. With the rapid advance in technology and huge investment in wireless and telecommunication in the last decades, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

▪
Penetrate automotive sensor market through China. By leverage the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. We plan use the next three years to build up our production capacity, product offerings, and technical team there. We will import automotive sensors produced by our joint venture to North America and Europe around 2008.

▪
Strategic acquisition: Being a public company gives us an additional tool to grow our business through acquisition besides internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Years ended December 31, 2004 and 2003

Revenues

We generated revenues of $661,340 for the year ended December 31, 2004. which was a $225,269 or a 51.7% increase from $436,071 for the year ended December 31, 2003. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

Gross Profit

Gross profit for the twelve months ended December 31, 2004, was $81,550 or 12.3% of revenues, compared to $34,374 or 7.9% for the year ended December 31, 2003. The $47,176 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management’s efforts to reduce operating expense, and production tooling improvement.

Total Operating expenses

Operating expense

Operating expense increased to $1,292,071 for the year ended December 31, 2004 compared to $874,506 for the year ended December 31, 2003. The expense increased $417,565, or 47.7%, from 2003, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $651,869 for the year ended December 31, 2004 compared to $121,223 for the year ended December 31, 2003. The expense increased $530,646, or 437.7%, primarily due to the convertible loans from Sino-America and Tina Young.

Non-cash compensation costs

On May 24, 2004, the Company issued 2,584,905 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock, to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On May 24, 2004, the OTCBB closing price for the Company’s common stock was $3.15 per share, resulting in a valuation of $12,527,134 (the Merger Valuation) for the 3,976,868 shares of common stock outstanding immediately following the Merger. On December 4, 2004, the Company granted 7,500,000 shares of its common stock to five shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. The fair value of the shares granted was determined to be $ 0.24 per share for a total of $1,800,000 and is recognized as stock-based compensation expense in the accompanying financial statements.  The fair value was based on the Merger Valuation and adjusted as if the 3,976,868 shares of common stock  and the 47,802,373 shares of common stock issued upon exercise of the Merger Warrants, had all been outstanding at the date of the Merger.

Net Loss

Net loss increased to ($3,662,390) for the year ended December 31, 2004 compared to ($961,355) for the year ended December 31, 2003. The loss increased $2,701,035, or 281%, from 2003, primarily as a result of $1,800,000 of stock compensation expense and $651,869 of notes payable - debt discount costs along with increase in investment in R&D and production capacity, and additional cost for being a public company.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders’ deficiency of $1,023,191 at December 31, 2004 there is substantial doubt about our ability to continue as a going concern.

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception. The company received a $200K convertible loan from one of its existing shareholders on February 23, 2005. This allowed the company to pay off some of the debt and continue its operation. Current cash on hand will allow the company to continue its operation for one month.

At December 31, 2004, cash was $17,115 as compared to $10,712 at December 31, 2003. The increase is due to the net cash from promissory notes. We have a substantial working capital deficit. We require $3M to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

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

Commitments and Contingencies

We have the following material contractual obligations and capital expenditure commitments:

On February 11, 2004, ACSI signed a promissory note payable with Sino-America. The promissory note is for $500,000 and due February 11, 2005. After maturity, the lender agreed to convert the loan into shares of the Company’s stock. On March 15, 2005, an agreement was made to convert the note payable and warrant into 500,000 shares of common stock.

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:

Years ending December 31,	Amount
2005	$12,732
2006	12,732
2007	12,732
2008	12,732
2009	3,543
54,471
Amount representing interest	(12,453)
Present value of minimum lease payments	42,018
Less: Current portion	(7,819)
$34,199

The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix, who signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

Future minimum lease commitments for the Company’s share under this lease at December 31, 2004 are as follows:

Year Ended December 31,
2005	$104,131
2006	104,906
2007	91,520

$300,557

The total lease commitment as of December 31, 2004 for which the Company could be contingently liable in the event of default of TransOptix is approximately $650,000. Rent expense for the years ended December 31, 2004 and 2003 was $122,905 and $116,588 respectively.

Inflation and Changing Prices

We doe not foresee any adverse effects on our earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment

Stock – based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees in 2004 or 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We believe we do not have sufficient funds to satisfy our short-term cash requirements. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

•	we incur delays and additional expenses as a result of technology failure;

•	we are unable to create a substantial market for our product and services; or

•	we incur any significant unanticipated expenses.

We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Amended Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

From inception through December 31, 2004, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to increase revenues during the next 12 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our sensor products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our sensor products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our sensor products, as a result of competition, technological change, or otherwise, would significantly harm our business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our products. We have taken limited action to protect our proprietary technology and proprietary computer software. If any of our competitors copies or otherwise gains access to our proprietary technology or software or develops similar technologies independently, we would not be able to compete as effectively.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

OFF BALACE SHEET ARRANGEMENTS

There are no Off-Balance Sheet Arrangements to report.

ITEM 7. FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Position

Michael Young	Chief Executive Officer and Chairman

Hanlin Chen	Director

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Background of Officers and Directors

MICHAEL YOUNG founded and has served for seven years as CEO of 3S. Previously, his 20-year career includes MEMS design, fabrication, packaging and applications development at Rosemount, Endevco, Hughes Aircraft and other firms. He is responsible for leading 3S given his technical expertise and a broad range of business experiences with 3S. He holds a Master of Science degree in Mechanical Engineering from Stanford University.

HANLIN CHEN began serving as the Chairman and CEO of China Automotive Systems, Inc. in 2003. Prior to this appointment, Mr. Chen was the general manager of Jiulong Power Steering Company Limited from 1992 to 1997. Mr. Chen holds a MBA from Barrington University and serves as a board member of Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association.

Family Relationships

There are no family relationships on the Board of Directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

Due to the size of our Board of Directors we do not have an audit committee at this time.

Audit Committee Financial Expert

We have no financial expert.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer since the Exchange. No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2004.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compens	Stock	Underlying	LTIP	All Other
Name and Principal	Year	Salary	Bonus	ation	Award(s)	Options /	Payouts	Compens
Position		($)	($)	($)	($)	SARs (#)	($)	ation ($)

Michael Young, CEO	2004	75,000	N/A	-	-	-	-	-
N/A	2003	N/A	N/A	-	-	-	-	-
N/A	2002	N/A	N/A	-	-	-	-	-

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Nevada corporation law provides that:

•
A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

•
A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

•
To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

•
Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advanced of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

•
Our bylaws also provide that no advance shall be made by us to any officer in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding; or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to our best interests.

•
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by us for expenses incurred or paid by a director, officer or controlling person of our company in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy in said Act and will be governed by the final adjudication of such issue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of May 5, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. Unless otherwise disclosed, the address of each person set forth below is that of the Company.

	Amount and
Name of Beneficial	Nature		Percent
Owner	Beneficial Owner	Position	of Class (1)

Michael Young	10,620,186	Chief Executive Officer and Chairman	18%

Hanlin Chen	-	Director	*

Officers and Directors as a Group (2 persons)	10,620,186		18%

Principal Shareholders

Andy Ju (2)	3,374,729		5.8%
Jeffrey Ju (3)	3,374,729		5.8%

*Less than 1%

(1)	Based on 59,279,241 shares outstanding at May 5, 2005

(2)	Andy Ju’s address is No 54, Jiango Rd., Jhongli City, Taiwan.

(3)	Jeffrey Ju’s address is No 54, Jiango Rd., Jhongli City, Taiwan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Hanlin Chen, a Director of the Company is the Chief Executive Officer of China Automotive Systems, Inc. The Company has signed a letter of intent to form a Joint Venture with China Automotive Systems, Inc

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

There were no Reports filed on Form 8-K during the fourth quarter of 2004.

(b) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement and Plan of Reorganization (2)
10.2	License Agreement
23.1	Consent of Weinberg & Company, P.A.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)

(1) Incorporated herein by reference from the Company's Form 10-QSB filed with the Securities and Exchange Commission, File No. 000-11991 on May 28, 2003.

(2) Incorporated herein by reference from the Company's Form 8-K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

(3) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weinberg & Company, P.A., was the Company's independent registered public accounting firm engaged to examine the financial statements of the Company for the fiscal years ended December 31, 2003 and 2004. Weinberg & Company, P.A. performed the following services and has been paid the following fees.

Fiscal Years Ended December 31, 2004 and 2003

Audit Fees

Weinberg & Company, P.A. was paid aggregate fees of approximately $54,500 for the fiscal year ended December 31, 2004 and 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's interim quarterly reports.

Audit-Related Fees

Weinberg & Company, P.A. was not paid additional fees for the fiscal year December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Weinberg & Company, P.A. was not paid any fees for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Weinberg & Company, P.A. was paid no other fees for professional services during the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May, 2005.

SENSOR SYSTEM SOLUTIONS, INC.

By:	/s/ Michael Young
Michael Young
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities.

Signatures	Title	Date

/s/ Michael Young	Chief Executive Officer and Principal Accounting Officer	May 18, 2005
Michael Young

/s/ Hanlin Chen	Director	May 18, 2005
Hanlin Chen

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEAR ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGES	6 - 16	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sensor System Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Sensor System Solutions, Inc. and subsidiary as of December 31, 2004, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years ended December 31, 2004 (consolidated) and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensor System Solutions, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 (consolidated) and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated 2004 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders’ deficiency of $1,023,191 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 4, 2005

1

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$17,115
Accounts receivable	100,530
Inventory	220,445
Prepaids and other current assets	24,552
Total current assets	362,642

Property and equipment, net	320,717

Other assets	54,112

Total assets	$737,471

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$720,817
Notes payable	692,692
Notes payable, related parties	289,365
Current portion of capital lease obligations	7,819
Current portion of deferred rent concession	5,257
Total current liabilities	1,715,950

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	34,199
Deferred rent concession, net of current portion	10,513
44,712

Commitments and contingencies	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value, 180,000,000 shares authorized, 3,976,868 issued and outstanding	3,977
Common stock to be issued (7,700,000 shares)	2,100,000
Additional paid-in capital	4,867,790
Deferred compensation	(186,400)
Accumulated deficit	(7,808,558)
Total stockholders' deficiency	(1,023,191)

Total liabilities and stockholders’ deficiency	$737,471

See accompanying notes to financial statements.
2

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004 (Consolidated) and 2003

	2004	2003
	(Consolidated)

Sale, net	$661,340	$436,071

Cost of goods sold	579,790	401,697

Gross profit	81,550	34,374

Operating expenses	1,292,072	874,506
Amortization of discount on notes payable	651,868	121,223
Stock-based compensation costs	1,800,000	-
Total operating expenses	3,743,940	995,729

Net loss	$(3,662,390)	$(961,355)

Loss per common share, basic and diluted	$(1.12)	$(0.39)

Weighted average shares outstanding, basic and diluted	3,280,831	2,486,539

See accompanying notes to financial statements.
3

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the years ended December 31, 2004 (Consolidated) and 2003

	Sensor common stock shares	Sensor common stock amount	ACSI common stock shares	ACSI common stock amount	Common stock to be issued	Treasury stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance January 1, 2003	-	$-	2,466,868	$3,433,679	$-	$(10,000)	$198,000	$(198,000)	$(3,184,813)	$238,866

Issuance of stock for settlement of amount due to vendor	-	-	82,969	160,000	-	-	-	-	-	160,000

Issuance of stock for settlement of accounts payable	-	-	35,058	45,834	-	-	-	-	-	45,834

Intrinsic value of common stock issued with notes payable	-	-	-	-	-	-	315,666	-	-	315,666

Issuance of stock options	-	-	-	-	-	-	72,270	(72,270)	-	-

Amortization of deferred compensation	-	-	-	-	-	-	-	49,500	-	49,500

Net loss	-	-	-	-	-	-	-	-	(961,355)	(961,355)

Balance December 31, 2003	-	-	2,584,895	3,639,513	-	(10,000)	585,936	(220,770)	(4,146,168)	(151,489)

Common stock of Sensor outstanding when Advanced Custom Sensors, Inc was merged into Sensor, Inc.	1,391,962	1,392	-	-	-	-	(1,392)	-	-	-

Exchange of Advanced Custom Sensors, Inc. common stock for Sensor, Inc. common stock	2,584,906	2,585	(2,584,895)	(3,639,513)	-	10,000	3,626,928	-	-	-

Stock options issued to employees	-	-	-	-	-	-	19,800	(19,800)	-	-

Common stock warrants issued with notes payable	-	-	-	-	-	-	636,518		-	636,518

Amortization of deferred compensation	-	-	-	-	-	-	-	54,170	-	54,170

Stock to be issued (200,000 shares) for settlement of note payable					300,000	-	-	-	-	300,000

Compensatory stock to be issued (7,500,000 shares)					1,800,000	-	-	-	-	1,800,000

Net loss	-	-	-	-	-	-		-	(3,662,390)	(3,662,390)

Balance December 31, 2004	3,976,868	$3,977	$-	$-	$2,100,000	$-	$4,867,790	$(186,400)	$(7,808,558)	$(1,023,191)

See accompanying notes to financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004 (Consolidated) and 2003
	2004	2003
	(Consolidated)
Cash flows from operating activities:
Net loss	$(3,662,390)	$(961,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	1,800,000	-
Costs related to settlement of note payable	140,000	-
Depreciation and amortization	109,954	113,927
Amortization of discount cost on notes payable	651,868	121,223
Amortization of deferred compensation	54,170	49,500
Changes in operating assets and liabilities:
Accounts receivable	(32,992)	(24,059)
Inventories	(20,913)	(31,333)
Prepaids and other current assets	(20,445)	(4,001)
Accounts payable and accrued expenses	370,685	234,399
Deferred rent concession	15,770	-
Net Cash Used In Operating Activities	(594,293)	(501,699)

Cash flows from investing activities:
Purchase of property and equipment	(3,957)	(1,289)

Cash flows from financing activities:
Proceeds from notes payable	590,000	407,984
Proceeds from notes payable, related parties	20,000	100,000
Principal payments on capital leases	(5,347)	-
Net Cash Provided By Financing Activities	604,653	507,984

Net increase in cash and cash equivalents	6,403	4,996

Cash and cash equivalents, beginning of the year	10,712	5,716

Cash and cash equivalents, end of the year	$17,115	$10,712

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$14,458	$7,715
Taxes	$800	$800
Non-cash investing and financing activities:
Acquisition of equipment through capital lease obligations	$47,365	$-
Issuance of stock options	19,800	72.270
Interest payable added to principal amount of notes payable	12,500	-
Discount related to warrants and convertible notes	636,518	316,666
Issuance of stock for settlement of due to vendor	-	(160,000)
Issuance of stock for settlement of accounts payable	-	(45,834)

See accompanying notes to financial statements.
5

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The Company is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro-machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

Merger

On May 24, 2004, Sensor System Solutions (formerly known as Spectre Industries, Inc.,) a Nevada corporation, entered into an agreement and plan of merger (the Merger) with Advanced Custom Sensors, Inc. (ACSI). Sensor issued 2,584,906 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. The transaction was accounted for as a recapitalization with ACSI deemed to be the accounting acquirer and Spectre the legal acquirer.  All financial information included in these financial statements prior to the Merger is that of ACSI, as if ACSI had been the registrant.  The financial information since the Merger is that of ACSI and Sensor consolidated.

All references to “Sensor”, “Spectre” and “ACSI”, mean Spectre or ACSI separately prior to the Merger and Sensor (the Company) after the Merger.

The Company agreed that it would “spin-off” certain assets and liabilities included in Spectre in connection with the Merger on May 24, 2004. These assets and liabilities were transferred to Spectre Holdings, Inc. (Spectre Holdings), a wholly-owned subsidiary of the Company. On December 15, 2004, in consideration for making and guaranteeing certain representations, warranties and obligation in connection with the Agreement and Plan of Merger dated March 13, 2004 by and between the Company and ACSI, the Company transferred 20,878,081 shares of common stock, which are all of the issued and outstanding shares of Spectre Holdings to Ian Grant, a Director of the Company and shareholder in Spectre. As the Company never had direct or indirect control of those assets and liabilities, Spectre Holdings was not considered owned at the date of the Merger.

Going concern

The Company incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders’ deficiency of $1,023,191 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at December 31, 2004, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005. The Company completed a merger and recapitalization on May 20, 2004, with Spectre Industries, Inc., a public company, to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Principles of consolidation

The 2004 consolidated financial statements include the accounts and operations of Sensor System Solutions Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in accounts receivable.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Impairment of long-lived assets

Property and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. There were no impairment losses recorded in 2004 or 2003.

Note payable-debt discount cost

The Company has issued warrants to investors and related parties in conjunction with notes payable. The discounts allocated to the warrants are being treated as additional consideration for notes payable and are being amortized over the life of the note as additional interest cost.

Revenue Recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment

Income taxes

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Stock – based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees in 2004 or 2003.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Year ended December 31:
	2004	2003
Net loss	$(3,662,390)	$(961,355)
Add: Stock-based expense included in net loss	54,170	49,500
Deduct: Fair value based stock-based expense	(58,880)	(51,750)
Pro forma net loss	$(3,667,100)	$(963,605)

Basic and diluted earnings per share:
As reported	$(1.12)	$(0.39)
Pro forma under SFAS No. 123	$(1.12)	$(0.39)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of December 31, 2004 and 2003, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2004 and 2003.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Fair value of financial instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and notes payable to related parties as of December 31, 2004 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

Concentration of Credit Risk

Financial instruments that are exposed to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded federally insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash.

The Company had four customers that accounted for 29% and 42% of sales in the years ended December 31, 2004 and 2003, respectively. Approximately 90% and 10% of the Company’s sales in the years ended December 31, 2004 and 2003 were to customers in North America and Asia respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 2 INVENTORY

Inventory consists of the following as of December 31, 2004:

Raw materials	$149,840
Work in process	1,749
Finished goods	68,856

$220,445

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

Machinery and equipment	$586,812
Office equipment	2,636
Furniture and fixtures	17,398
Equipment under capital leases	47,365
Leasehold improvements	143,637
797,848

Less accumulated depreciation and amortization	(477,131)

$320,717

Depreciation and amortization expense of $109,954 and $113,927 is reflected in the accompanying Statement of Operations for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 the Company maintained tooling assets with a net book value of approximately $160,000 at their main supplier located in Taiwan. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the operations of the Company because their main supplier is located there, has possession of the tooling assets, and manufactures certain products.

NOTE 4 INVESTMENT IN AFFILIATED ENTITY

The Company owns 7.5% of TransOptix, Inc. (TransOptix), a company involved in the design and manufacturing of optical switches for telecommunication. The Company’s Chief Executive Officer is also the Chief Executive Officer of TransOptix and owns 12% of TransOptix. At December 31, 2003, the Company and the Company’s Chief Executive Officer owned 14.3% and 15%, respectively, in TransOptix. These percentages were reduced in 2004 when additional investments were made from its board members. As a result of the combined equity holdings of TransOptix by the Company and its Chief Executive Officer, the Company accounts for this investment under the equity method of accounting. The Company discontinued applying the equity method in 2002 when Company’s share of losses of TransOptix exceeded its investment in TransOptix. The Company did not record any income or loss from TransOptix in 2004 or 2003. The Company and TransOptix share the same office and facility. There were no transactions between the Company and TransOptix in 2004 or 2003.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Summarized unaudited financial information for TransOptix, Inc. is as follows:

December 31, 2004

Current assets	$363,082
Fixed assets, net	359,011
Other Assets	23,079

$745,172

Current liabilities	$37,905
Note payable - stockholder	12,488
Note payable	2,249,920
Stockholders' deficiency	(1,555,141)

$745,172

	Year ended December 31, 2004	Year ended December 31, 2003

Revenues	$674,702	$94,099
Cost of revenues	441,861	26,893
Gross profit	232,841	67,206
Operating expenses	1,399,446	1,002,491
Net loss	$(1,166,605)	$(935,285)

NOTE 5 NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

Two lines of credit, unsecured, interest payable monthly at 8.5% and 9.5% per annum, due on demand.	$92,983

Note Payable, unsecured, interest payable monthly at Prime + 3% per annum (prime rate at December 31, 2004 was 5.25%), due on demand.	40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public stock offerings (see Note 9 with regard to the September 3, 2004 settlement agreement).	90,000

Note payable, secured by accounts receivable of the Company, interest at 10%, due February 11, 2005. In connection with this loan, the Company issued warrants to purchase 500,000 shares of ACSI’s common stock at $.50 per share. The intrinsic value of the warrants was valued at $500,000 has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. After maturity, the lender agreed to convert the loan into shares of the Company’s stock. On March 15, 2005, an agreement was made to convert the note payable and warrant into 500,000 shares of commons stock.
500,000

Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through October 18, 2005. At maturity, the notes are convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $75,536, have been recorded as loan discount costs and are being amortized over the life of the respective note as additional interest cost.
117,500

Less remaining debt discount	(147,791)

$692,692

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 6 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2004:

Note payable to the sister of the Company’s Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due December 31, 2004. In connection with the note payable, the Company issued warrants to purchase 190,665 shares of ACSI’s common stock at $.50 per share and 110,000 shares of Spectre’s common stock at a price equal to 85% of the average trading price of the Company common stock at March 16, 2005. The intrinsic value of the warrants, valued at $190,665, has been recorded as loan discount costs and are being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.
$190,665

Note payable to the sister of the Company’s Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. At maturity, the note is convertible at the holder’s option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.
110,000

Note payable to an employee of the Company, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. At maturity, the note is convertible at the holder’s option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $12,857, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.
20,000

Less remaining debt discount	(31,300)

$289,365

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 7 CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:

Years ending December 31,	Amount
2005	$12,732
2006	12,732
2007	12,732
2008	12,732
2009	3,543
54,471
Amount representing interest	(12,453)
Present value of minimum lease payments	42,018
Less: Current portion	(7,819)
$34,199
NOTE 8 INCOME TAXES

There is no income tax provision due to continuing tax losses.

Significant components of the Company’s deferred income tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax asset:
Net operating loss carry forward	$1,716,000	$850,000
Valuation allowance	(1,716,000)	(850,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2004	2003
Tax expense at the U.S. statutory
income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that we have taken a tax deduction for, but have not yet recorded in the Consolidated Statement of Operations.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Net operating loss carryforwards totaling approximately $3.5 million federal and $1 million state amounts at December 31, 2004 are being carried forward. The net operating loss carryforwards expire at various dates through 2024 for federal purposes and 2015 for state purposes.

A full valuation allowance has been established due to the lack of earnings as support for recognition of the deferred tax assets recorded.

NOTE 9 STOCKHOLDERS’ EQUITY

On May 24, 2004 (the date of the Merger, see Note 1), the Company issued 2,584,905 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock, to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On May 24, 2004, the OTCBB closing price for the Company’s common stock was $3.15 per share, resulting in a valuation of $12,527,134 (the Merger Valuation) for the 3,976,868 shares of common stock outstanding immediately following the Merger. On December 4, 2004, the Company granted 7,500,000 shares of its common stock to five shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. The fair value of the shares granted was determined to be $ 0.24 per share for a total of $1,800,000 and is recognized as stock-based compensation expense in the accompanying financial statements.  The fair value was based on the Merger Valuation and adjusted as if the 3,976,868 shares of common stock  and the 47,802,373 shares of common stock issued upon exercise of the Merger Warrants (see Notes 10 and 12), had all been outstanding at the date of the Merger.

Effective June 8, 2004 the Board of Directors initiated a fifteen for one reverse split of the common stock. It also increased the authorized number of common stock shares from 100,000,000 to 180,000,000. All share and per share amounts included herein have been restated to reflect the effects of the split as if had occurred at the beginning of the period.

On September 3, 2004, the Company negotiated a settlement of an unsecured note payable for $250,000 that was due March 9, 2004. Terms of the settlement require the Company to pay $90,000 plus interest at 10% per annum, payable from future stock offerings. In addition, the Company is to issue 200,000 shares of common stock to the lender. The fair value of the shares to be issued was determined to be $1.50 per share based on the OTC Bulletin Board (OTCBB) closing price for the Company’s stock on September 3, 2004, for a total fair value of $300,000. The Company recorded the difference between the net carrying amount of the extinguished note ($250,000) and the settlement price ($390,000) as settlement costs on note payable of $140,000 in the accompanying financial statements.

NOTE 10 STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has a stock option plan, which provides for the granting of options to employees, independent representatives and directors of the Company. The Company is authorized to issue 200,000 shares of common stock. The exercise price is fixed by the plan administrator. The shares vest over 4 years upon the optionee’s completion of service. The options expire ten years from the date of grant.

For the year ended December 31, 2004, in accordance with APB No. 25, the intrinsic value of the 10,000 stock options granted under this plan was $19,800 and was recorded as deferred compensation and additional paid-in capital in the accompanying financial statements (and is being amortized over the vesting periods of the options.) Amortization of the deferred compensation related to these stock options totaled $4,125.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

At December 31, 2004, options outstanding are as follows:

	Shares	Average Exercise Price

Balance at January 1, 2004	136,500	$.50
Granted	10,000	$.50
Exercised	-
Cancelled	(50,000)	$.50
Balance at December 31, 2004	96,500	$.50

Additional information regarding options outstanding as of December 31, 2004 is as follows:

	Options outstanding		Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.50	96,500	1.5	$0.50	-	-

Warrants

During 2003, in conjunction with the issuance of certain notes payable, the board of directors approved the issuance of warrants to purchase a total of 315,666 shares of the Company’s common stock. The warrants are exercisable at $.50 per share, are exercisable upon issuance, and expire in five years from issuance. The warrants had a total fair value of $315,666, which has been accounted for as notes payable - debt discount cost and is being amortized over the life of the related debt.

During 2004, in conjunction with the issuance of a note payable, the board of directors approved the issuance of warrants to purchase a total of 500,000 shares of the Company’s common stock. The warrants are exercisable at $.50 per share, are exercisable upon issuance, and expire in five years from issuance. The warrants had a total fair value of $500,000, which has been accounted for as note payable-debt discount cost and is being amortized over the life of the related debt.

On May 24, 2004, as part of the merger between the Company and ACSI, the Company issued warrants to purchase up to 47,802,464 shares of its common stock. The warrants are exercisable at $.0001 per share, are exercisable six months after the merger closing date, and expire three years from issuance.

At December 31, 2004, stock purchase warrants outstanding were as follows:

	Shares	Average Exercise Price

Balance at January 1, 2004	315,666	$.50
Granted	48,302,373	$.005
Exercised	-
Cancelled	-
Balance at December 31, 2004	48,618,039	$.008

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Additional information regarding stock purchase warrants outstanding as of December 31, 2004 is as follows:
	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding		Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.50	815,666		4.5	$0.50	816,666	$0.50
$.0001	47,802,373 (A	)	3.0	$.0001	47,802,373	$.0001

(A) See Note 12 for subsequent exercise of warrants

NOTE 11 COMMITMENT AND CONTINGENCIES

Operating Leases

The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix, who signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

Future minimum lease commitments for the Company’s share under this lease at December 31, 2004 are as follows:

Year Ended December 31,
2005	$104,131
2006	104,906
2007	91,520

$300,557

The total lease commitment as of December 31, 2004 for which the Company could be contingently liable in the event of default of TransOptix is approximately $650,000. Rent expense for the years ended December 31, 2004 and 2003 was $122,905 and $116,588 respectively.

NOTE 12 SUBSEQUENT EVENTS

On January 26, 2005, in relation to the Merger, warrants for 47,802,373 shares of common stock were exercised for .0001 per share.

On February 3, 2005 and February 22, 2005, two notes payable for $50,000 and $200,000, respectively, were issued. The notes are secured by all assets of the Company, interest is payable at 8% per annum, and the notes mature February 3, 2006 and February 22, 2006, respectively. At maturity, the notes are convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.
16