Form 10QSB
period 2005-03-31
SENSOR SYSTEM SOLUTIONS INC
filed 2005-06-22
CIK 1111872

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File number 0-024828

SENSOR SYSTEM SOLUTIONS, INC.
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

Yes ☐      No ☒

As of June 21, 2005 there were 59,279,241 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 (Unaudited)
and December 31, 2004

ASSETS
CURRENT ASSETS	March 31, 2005 (Unaudited)	December 31, 2004

Cash	$47,716	$17,115
Accounts receivable	131,065	100,530
Inventory	212,522	220,445
Prepaids and other current assets	4,872	24,552
Total current assets	396,175	362,642

Property and equipment, net	294,801	320,717

Other assets	54,112	54,112

Total assets	$745,088	$737,471

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$691,659	$720,817
Notes payable	363,386	263,922
Notes payable, related parties	335,575	718,133
Current portion of capital lease obligations	7,819	7,819
Current portion of deferred rent concession	4,756	5,259
Total current liabilities	1,403,195	1,715,950

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	32,336	34,199
Deferred rent concession, net of current portion	9,515	10,513
	41,851	44,712

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 180,000,000 shares authorized, 59,279,241 issued and outstanding	59,279	3,977
Common stock to be issued (15,404,871 shares)	878,512	2,100,000
Additional paid-in capital	6,674,202	4,867,790
Deferred compensation	(75,458)	(186,400)
Accumulated deficit	(8,236,493)	(7,808,558)
Total stockholders' deficiency	(699,958)	(1,023,191)

Total liabilities and stockholders’ deficiency	$745,088	$737,471

See accompanying notes to condensed financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For three months ended March 31, 2005 and 2004 (Unaudited)

	2005	2004

Sales, net	$205,015	$107,279

Cost of goods sold	147,274	105,665

Gross profit	57,741	1,614

Operating expenses	330,555	174,342
Amortization of discount on notes payable	155,121	60,612
Total operating expenses	485,676	234,954

Net loss	$(427,935)	$(233,340)

Loss per common share, basic and diluted	$(.01)	$(.09)

Weighted average shares outstanding, basic and diluted	43,302,999	2,486,539

See accompanying notes to condensed financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For three months ended March 31, 2005 (Unaudited)

	Common Stock		Common Stock to be issued
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance January 1, 2005	3,976,868	$3,977	7,700,000	$2,100,000	$4,867,790	$(186,400)	$(7,808,558)	$(1,023,191)

Forfeit of stock options	-	-	-	-	(99,000)	99,000	-	-

Issuance of common stock	7,500,000	7,500	(7,500,000)	(1,800,000)	1,792,500	-	-	-

Warrants exercised by shareholders from merger	47,802,373	47,802	-	-	(47,802)	-	-	-

Exercise of warrants for debt outstanding	-	-	14,793,290	262,500	-	-	-	262,500

Settlement of debt for stock	-	-	411,581	316,012	-	-	-	316,012

Intrinsic value of common stock warrants issued with note payable	-	-		-	160,714	-	-	160,714

Amortization of deferred Compensation	-	-		-	-	11,942	-	11,942

Net loss	-	-		-	-	-	(427,935)	(427,935)

Balance March 31, 2005	59,279,241	$59,279	15,404,871	$878,512	$6,674,202	$(75,458)	$(8,236,493)	$(699,958)

See accompanying notes to condensed financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For three months ended March 31, 2005 and 2004 (Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(427,935)	$(233,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,916	28,480
Amortization of discount on notes payable	155,121	60,612
Amortization of deferred compensation	11,942	12,375
Changes in operating assets and liabilities:
Accounts receivable	(30,535)	9,413
Inventories	7,923	38,600
Prepaids and other current assets	19,680	(57,076)
Deferred rent	(1,500)
Accounts payable and accrued expenses	21,852	6,071
Net Cash Used In Operating Activities	(217,536)	(134,865)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,346)

Cash flows from financing activities:
Proceeds from notes payable	250,000	250,000
Principal payments on capital leases	(1,863)	-
Net Cash Provided By Financing Activities	248,137	250,000

Net increase in cash and cash equivalents	30,601	113,789

Cash and cash equivalents, beginning of the year	17,115	10,711

Cash and cash equivalents, three months ended	$47,716	$124,500

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,179	$1,148
Taxes	$800	$800
Non-cash investing and financing activities:
Forfeiture of stock options	$99,000	$-
Accrued interest added to notes payable principal	51,013	-
Discount related to warrants and convertible notes	160,714	60,612
Exercise of warrants for debt outstanding	262,500	-
Conversion of notes payable	316,012	-

See accompanying notes to condensed financial statements.

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-KSB for the year ended December 31, 2004. Interim operating results are not necessarily indicative of operating results expected for the entire year.

Description of business

The Company is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro-machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

Going concern

The Company incurred a net loss of $427,935 and a negative cash flow from operations of $217,536 for three months ended March 31, 2005, and had a working capital deficiency of $1,007,020 and a stockholders’ deficiency of $699,958 at March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at March 31, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005. The Company completed a merger and recapitalization on May 20, 2004, with Spectre Industries, Inc., to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of consolidation

The consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

Stock - based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees for the three months ended March 31, 2005.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31:
	2005	2004
Net loss	$(427,935)	$(233,340)
Add: Stock-based expense included in net loss	11,942	12,375
Deduct: Fair value based stock-based expense	(14,720)	(14,720)
Pro forma net loss	$(425,157)	$(235,685)

Basic and diluted earnings per share:
As reported	$(.01)	$(0.09)
Pro forma under SFAS No. 123	$(.01)	$(0.09)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of March 31, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of March 31, 2005 and 2004, the Company had granted warrants for 8,190,155 and 19,461,805 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

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

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted by small-business issuers as of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. Early adoption is permitted.

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

NOTE 2 NOTES PAYABLE

Notes payable consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005 (unaudited)	December 31, 2004
Two lines of credit, unsecured, interest payable monthly at 8.75% and 10.0% per annum, due on demand.	$92,983	$92,983

Note Payable, unsecured, interest payable monthly at Prime + 3% per annum (prime rate at March 31, 2005 was 5.75%), due on demand.	40,000	40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public stock offerings.	90,000	90,000

Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through February 21, 2006. At December 31, 2004, there were two notes payable totaling $90,000. On February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The aggregate intrinsic value of the beneficial conversion feature of these notes and warrants, valued at $186,428 (of which $128,571 is related to the note issued in 2005), has been recorded as loan discount costs and is being amortized over the life of the respective note as additional interest cost.
	290,000	90,000

Less remaining debt discount	(149,597)	(49,061)

	$363,386	$263,922

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 3 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005 (unaudited)	December 31, 2004
Note payable to the sister of the Company’s Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due December 31, 2004. The note payable was originally issued by Advanced Custom Sensors, Inc. (ACSI), which merged with the Company in 2004. In connection with the note payable, ACSI issued a warrant expiring September 17, 2008, to purchase 190,665 shares of ACSI’s common stock at $.50 per share (The ACSI warrant is convertible into 5,372,940 shares of the Company’s stock) The intrinsic value of the warrant ($190,665) has been recorded as loan discount costs and are being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.
	$190,665	$190,665

Note payable to the sister of the Company’s Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant expiring September 17, 2008, to purchase 100,000 shares of stock at $.50 per share (the ACSI warrant is convertible into 2,817,215 shares of the Company’s common stock). The intrinsic value of the original warrant ($100,000) recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September 16, 2004. On September 16, 2004, a new note was issued to replace the original note. At maturity, the new note is convertible at the holder’s option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.
	110,000	110,000

Note payable to an employee of the Company, secured by all assets of the Company, interest at 8.0% per annum, due November 11, 2005. At maturity, the note is convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $12,857, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.
	20,000	20,000

Note payable to shareholder, secured by all assets of the Company, interest at 8.0% per annum, due February 11, 2005. At maturity, the note is convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.
	50,000	-

Note payable, secured by accounts receivable of the Company, interest at 10%, due February 11, 2005. The note payable was originally issued by ACSI. In connection with the note payable, ACSI issued a warrant to purchase 500,000 shares of stock at$.50 per share (the ACSI warrant is convertible into 14,088,865 shares of the Company’s common stock). The note was payable to Sino-American, Inc., a company controlled by Mr. Hanlin Chen, a director of the Company. On March 15, 2005, the warrant was exercised for $250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company’s common stock at approximately $0.77 per share, which approximated the market value of the stock on March 15, 2005.
	-	500,000

Notes payable, secured by all assets of the Company, interest at 8% per annum, due October 1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares are convertible into 704,425 shares of the Company’s common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September 16, 2004. On October 2, 2004, a new note was issued to replace the original note. At maturity, the new note was convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the new note has a warrant attached that, once the new note is converted into stock, allows the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and is amortized over the life of the new note. On March 18, 2005, the ACSI warrant was exercised for $12,500 of the debt outstanding. The balance of the note payable and accrued interest ($16,012) was exchanged for 21,353 shares of the Company’s common stock at approximately $0.77 per share, which approximated the market value of the stock on March 15, 2005.
	-	27,500

Less remaining debt discount	(35,090)	(130,032)

	$335,575	$718,133

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 4  STOCKHOLDERS’ EQUITY

On May 24, 2004, Sensor System Solutions (formerly known as Spectre Industries, Inc.,) a Nevada corporation, entered into an agreement and plan of merger with Advanced Custom Sensors, Inc. (ACSI). Sensor issued 2,584,906 shares of its common stock and warrants to purchase up to 47,802,373 shares of its common stock to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On January 29, 2005, warrants for the 47,802,373 shares of common stock were exercised. The Company recorded the par value of the stock issued ($47,802) as an increase in common stock and a reduction to additional paid in capital in the accompanying financial statements.

See Note 3 for issuance of stock and warrants to settle related party debt.

Item 2. Management’s Discussion And Analysis or Plan of Operation.

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

OVERVIEW

Sensor System Solutions, Inc. (3S) was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. 3S offers a variety of Digital Pressure Gauges, Pressure Transducers, Pressure Sensors, Force Beams, Load Cells, Strain Gauges and Sensor Kits.

3S commenced operations as a private company in September of 1996. 3S is headquartered in Irvine, California where 3S occupies a 25,000 square foot facility fully equipped with fabrication capability.

3S has fifteen (15) employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly thirty (30) distinctive products. 3S set up a volume production line with an ISO 9000 partner in Taiwan in 2002. This allows 3S to penetrate high-volume consumer markets that are very price sensitive. 3S signed a joint venture agreement with China Automotive Systems, Inc. (NASDAQ: CAAS) in February 2005 to establish a joint venture in China targeting its automotive sensor market.

3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships.

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

▪
Increase the revenue of existing sensor component business. The majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. We will invest in sales and marketing in order to expand our customer base and to secure more OEM projects.

▪
Develop sensor solution business. With the rapid advances in technology and wireless telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

▪
Penetrate automotive sensor market through China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. Over the next three years  we plan to increase our production capacity, product offerings, and our development staff. We anticipate that we will be able to import automotive sensors produced by our joint venture to North America and Europe by 2008.

▪	Strategic acquisition: We plan to grow our business through strategic acquisitions. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Three months Ended March 31, 2005 and 2004

Revenues

We generated revenues of $205,015 for the three months ended March 31, 2005, which was $97,736 or a 91% increase from $107,279 for the three months ended March 31, 2004. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

Gross Profit

Gross Profit for the three months ended March 31, 2005, was $57,741 or 28.2% of revenues, compared to $1,614 or 1.5% for the three months ended March 31, 2004. The $56,127 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management’s efforts to reduce operating expense, and production tooling improvement.

Total Operating expenses

Operating expense

Operating expense increased to $330,555 for the three months ended March 31, 2005 compared to $174,342 for the three months ended March 31, 2004. The expenses increased $156,213, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development, and professional fees for a public company.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $155,121 for the three months ended March 31, 2005 compared to $60,612 for the three months ended March 31, 2004. The expense increased $94,509, or 156%, primarily due to the convertible loans from Sino-America and Tina Young.

Net Loss

Net loss increased to ($427,935) for the three months ended March 31, 2005 compared to ($233,340) for the three months ended March 31, 2004. The $194,595 increase in net loss is primarily due to $155,121 of notes payable- debt discount costs along with increase in investment in R&D and production capacity, and additional cost for being a public company.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

The Company incurred a net loss of $427,935 and a negative cash flow from operations of $217,536 for three months ended March 31, 2005, and had a working capital deficiency of $1,007,020 and a stockholders’ deficiency of $699,958 at March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern.

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception. The company received two convertible loans for a total of $250,000 from two of its existing shareholders in February 2005. This allowed the company to pay off some of the debt and continue its operation. Current cash on hand will allow the company to continue its operation for one month.

At March 31, 2005, cash was $47,716 as compared to $17,115 at December 31, 2004. The increase is due to the $250,000 convertible loans. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/ reorganization laws sought.

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

Future minimum annual rental payments for capitalized leases are as follows:

Three months ended March 31,	Amount
2005	$9,549
2006	12,732
2007	12,732
2008	12,732
2009	3,543
51,288
Amount representing interest	(11,133)
Present value of minimum lease payments	40,155
Less: Current portion	(7,819)
$32,336

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

Future minimum lease commitments for the Company’s share under this lease at March 31, 2005 are as follows:

Three months ended March 31,
2005	$72,748
2006	104,906
2007	91,520

$269,174

The total lease commitment as of March 31, 2005 for which the Company could be contingently liable in the event of default of TransOptix is approximately $538,348. Rent expense for the three months ended March 31, 2005 and 2004 was $31,383 and $26,409 respectively.

Inflation and Changing Prices

We do not foresee any adverse effects on our earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment.

Stock - based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option

Inventories

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

From inception through March 31, 2005, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to increase revenues during the next 9 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

OFF BALACE SHEET ARRANGMENTS

There are no Off-Balance Sheet Arrangements to report.

Item 3. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes In Securities and Small Business Issuer Purchases of Equity Securities.

1.
On May 24, 2004, Sensor System Solutions (formerly known as Spectre Industries, Inc.,) a Nevada corporation, entered into an agreement and plan of merger (the Merger) with Advanced Custom Sensors, Inc. (ACSI). Sensor issued 2,584,906 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On January 29, 2005, warrants for 47,802,373 shares of common stock were exercised. The company recorded $47,802, the par value of the stock issued, as an increase in common stock and a reduction to additional paid in capital in the accompanying financial statements.

2.
On February 9, 2005, the Company filed an S-8 under the Securities Act of 1933, to register an aggregate of 3,000,000 shares of our common stock consisting of 1,500,000 shares of our common stock that we have agreed to issue to each of Ian Grant, a director and our former President and Matthew Markin, a director pursuant to a written stock compensation agreement with each of them. The purpose of the stock compensation agreement is to secure for our company and Messrs. Grant and Markin, our independent directors, the benefits arising from capital stock ownership by such directors or officers of, and consultants or advisors to, our company and subsidiary corporations who have contributed to our company in the past and who are expected to contribute to our company's future growth and success. These 3,000,000 shares are part of the 7,500,000 shares granted to the five shareholders in Spectre on December 4, 2004.

3.
Note payable, secured by accounts receivable of the Company, interest at 10%, due February 11, 2005. The note payable was originally issued by ACSI. In connection with the note payable, ACSI issued a warrant to purchase 500,000 shares of stock at$.50 per share (the ACSI warrant is convertible into 14,088,865 shares of the Company’s common stock). The note was payable to Sino-American, Inc., a company controlled by Mr. Hanlin Chen, a director of the Company. On March 15, 2005, the warrant was exercised for $250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company’s common stock at approximately $0.77 per share, which approximated the market value of the stock on March 15, 2005.

4.
Notes payable, secured by all assets of the Company, interest at 8% per annum, due October 1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares are convertible into 704,425 shares of the Company’s common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September 16, 2004. On October 2, 2004, a new note was issued to replace the original note. At maturity, the new note was convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the new note has a warrant attached that, once the new note is converted into stock, allows the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and is amortized over the life of the new note. On March 18, 2005, the ACSI warrant was exercised for $12,500 of the debt outstanding. The balance of the note payable and accrued interest ($16,012) was exchanged for 21,353 shares of the Company’s common stock at approximately $0.77 per share, which approximated the market value of the stock on March 15, 2005.

Item 3.  Defaults Upon Senior Securities.

The $190,665 promissory note due to Tina Young matured on December 31, 2004. The Company is currently negotiating a settlement.

The $110,000 convertible loan due to Tina Young matured on March 16, 2005. The Company is currently negotiating a settlement.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

1.	On February 14, 2005, the Company approved the joint venture agreement with China Automotive Systems, Inc.

2.	On March 20, 2005, the Company approved the loan conversions of Sino-American and Pei Jen Hsu and forwent the warrant exercise charge of $4,780 for the original ACSI shareholders.

Item 6.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSOR SYSTEM SOLUTIONS, INC.

Dated: June 22, 2005	/s/ Michael Young

Name: Michael Young Title: Chief Executive Officer and Principal Accounting Officer