Form 10QSB
period 2005-06-30
SENSOR SYSTEM SOLUTIONS INC
filed 2005-08-22
CIK 1111872

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

    For the Transition Period From ____________________ to _________________

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

                              --------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

 As of August 1, 2005 there were 59,279,241 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited)         1
         and December 31, 2004.

         Condensed Consolidated Statements of Operations for three months and
         six-months ended June 30, 2005 and 2004 (unaudited)                           2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the six-months ended June 30, 2005 (unaudited)                 3

         Condensed Consolidated Statements of Cash Flows for the six-months
         ended June 30, 2005 and 2004 (unaudited)                                      4

         Notes to Condensed Consolidated Financial Statements (unaudited)           5-10

Item 2.  Management's Discussion and Analysis or Plan of Operations                16-19

Item 3.  Controls and Procedures                                                      20

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                                             20

Item 2.  Changes In Securities and Small Business Issuer Purchases of
         Equity Securities                                                            20

Item 3.  Defaults Upon Senior Securities                                              20

Item 4.  Submission Of Maters To a vote Of Security Holders                           20

Item 5.  Other Information                                                            21

Item 6.  Exhibits                                                                     21



SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         As of June 30, 2005 (Unaudited)
                              and December 31, 2004



                                     ASSETS
                                                                            June 30, 2005    December 31,
   CURRENT ASSETS                                                             (Unaudited)        2004
                                                                             ------------    ------------
 Cash                                                                        $      5,118    $     17,115
 Accounts receivable                                                              116,326         100,530
 Inventory                                                                        254,693         220,445
 Prepaids and other current assets                                                     --          24,552
                                                                             ------------    ------------
         Total current assets                                                     376,137         362,642

Property and equipment, net                                                       268,885         320,717

Other assets                                                                       54,112          54,112
                                                                             ------------    ------------

Total assets                                                                 $    699,134    $    737,471
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                       $    994,191    $    720,817
 Notes payable                                                                    391,423         263,923
 Notes payable, related parties                                                   343,879         718,133
 Current portion of capital lease obligations                                       7,819           7,819
 Current portion of deferred rent concession                                        4,754           5,258
                                                                             ------------    ------------
         Total current liabilities                                              1,742,066       1,715,950
                                                                             ------------    ------------

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion                                  30,414          34,199
Deferred rent concession, net of current portion                                    8,017          10,513
                                                                             ------------    ------------
                                                                                   38,431          44,712
                                                                             ------------    ------------

Commitments and contingencies                                                          --              --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 20,000,000
  shares authorized, none outstanding                                                  --              --
 Common stock, $.001 par value, 180,000,000
 shares authorized, 59,279,241 and 3,976,868 shares issued and outstanding         59,279           3,977
 Common stock to be issued (15,404,871 and 7,700,000 shares)                      878,512       2,100,000
 Additional paid-in capital                                                     6,674,202       4,867,790
 Deferred compensation                                                            (63,516)       (186,400)
 Accumulated deficit                                                           (8,629,840)     (7,808,558)
                                                                             ------------    ------------
         Total stockholders' deficiency                                        (1,081,363)     (1,023,191)
                                                                             ------------    ------------

Total liabilities and stockholders' deficiency                               $    699,134    $    737,471
                                                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three and six months ended June 30, 2005 and 2004 (Unaudited)


                                                  For the three months ended       For the six months ended
                                                           June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Sales, net                                       $    303,256    $    196,197    $    508,271    $    303,476

Cost of goods sold                                    226,570         104,976         373,844         205,533
                                                 ------------    ------------    ------------    ------------

Gross profit                                           76,686          91,221         134,427          97,943
                                                 ------------    ------------    ------------    ------------


Operating expenses                                    433,693         232,117         764,249         411,567

Amortization of discount on notes payable              36,339         157,834         191,460         218,446
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                         470,032         389,951         955,709         630,013
                                                 ------------    ------------    ------------    ------------


Net loss                                         $   (393,346)   $   (298,730)   $   (821,282)   $   (532,070)
                                                 ============    ============    ============    ============

Loss per common share, basic and diluted
                                                 $       (.01)   $       (.01)   $       (.01)   $       (.04)
                                                 ============    ============    ============    ============

Weighted average shares outstanding, basic and
diluted                                            59,279,241      25,262,603      59,279,241      11,855,830
                                                 ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
               For the six-months ended June 30, 2005 (Unaudited)

                              Common Stock      Common Stock to be issued
                        ----------------------  -------------------------    Additional
                                                                               paid-in       Deferred    Accumulated
                           Shares      Amount      Shares         Amount       capital     compensation    deficit         Total
                        -----------  ---------  -----------   -----------    ----------    ------------  -----------    -----------
Balance January 1,
  2005                    3,976,868   $  3,977    7,700,000   $ 2,100,000    $4,867,790      (186,400)   $(7,808,558)   $(1,023,191)

Forfeit of  stock
  options                        --         --           --            --       (99,000)       99,000             --             --


Compensatory stock
  issued                  7,500,000      7,500   (7,500,000)   (1,800,000)    1,792,500            --             --             --


Warrants exercised
  by shareholders
  from merger            47,802,373     47,802           --            --       (47,802)           --             --             --

Common stock to be
  issued for
  settlement of debt             --         --   14,793,290       262,500            --            --             --        262,500

Common stock to be
  issued for
  settlement of debt             --         --      411,581       316,012            --            --             --        316,012

Intrinsic value of
  common stock
  warrants issued
  with note payable              --         --           --            --       160,714            --             --        160,714

Amortization of
  deferred
  Compensation                   --         --           --            --            --        23,884             --         23,884

Net loss                         --         --           --            --            --            --       (821,282)      (821,282)
                        -----------   --------  -----------   -----------    ----------    -----------   -----------    -----------

Balance June 30, 2005    59,279,241   $ 59,279  $15,404,871   $   878,512    $6,674,202    $  (63,516)   $(8,629,840)   $(1,081,363)
                        ===========   ========  ===========   ===========    ==========    ===========   ===========    ===========

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For six months ended June 30, 2005 and 2004 (Unaudited)


                                                                                  2005            2004
                                                                              ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $   (821,282)   $   (532,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       51,832          57,363
Amortization of discount on notes payable                                          191,460         218,446
Amortization of deferred compensation                                               23,884          24,750
Net loss from assets held for disposal                                                  --          29,216
Changes in operating assets and liabilities:
      Accounts receivable                                                          (15,796)        (50,366)
      Inventory                                                                    (34,249)        (12,914)
      Prepaids and other current assets                                             24,552         (41,559)
      Deferred rent                                                                 (3,000)
      Accounts payable and accrued expenses                                        324,387          80,050
                                                                              ------------    ------------
                 Net Cash Used In Operating Activities                            (258,212)       (227,084)
                                                                              ------------    ------------

Cash flows from investing activities:
 Purchase of property and equipment                                                     --          (4,562)
                                                                              ------------    ------------

Cash flows from financing activities:
 Advance from shareholder and others                                                    --          13,000
 Proceeds from notes payable                                                       250,000         250,000

 Principal payments on capital leases                                               (3,785)         (1,979)
                                                                              ------------    ------------
          Net Cash Provided By Financing Activities                                246,215         261,021
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents                               (11,997)         29,375

Cash and cash equivalents, beginning of period                                      17,115          10,712
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $      5,118    $     40,087
                                                                              ============    ============

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                                 $      9,914    $      6,110
                                                                              ============    ============
     Taxes                                                                    $        800    $        800
                                                                              ============    ============
Non-cash investing and financing activities:
Forfeiture of stock options                                                   $     99,000    $         --
Compensatory stock issued                                                        1,800,000              --
Warrants exercised by shareholders from merger                                      47,802              --
Conversion of notes payable to common stock to be issued                           578,512              --
Accrued interest added to notes payable principal                                   51,012          26,968
Discount related to warrants and convertible notes                                 160,714         225,997
Acquisition of equipment through capital lease obligations                              --          47,365


     See accompanying notes to condensed consolidated financial statements.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


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

      Going concern

      The Company incurred a net loss of $821,282 and a negative cash flow from operations of $258,212 for six months ended June 30, 2005, and had a working capital deficiency of $1,365,929 and a stockholders' deficiency of $1,081,363 at June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at June 30, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005.

      The Company has a substantial working capital deficit. The Company's ability to implement its strategic plan related to acquisitions and production of new products as well as to continue operations will require additional capital. Therefore, the Company is actively seeking additional funds in the form of debt or equity or combination thereof. However, no assurance can be given that such funds will be available or the term thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Principles of consolidation

      The consolidated financial statements for the six months ended June 30, 2005 and 2004 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

      Stock - based compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" as well as those outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

      issued to Employees" and related interpretations in accounting for the Company's stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company's stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees for the six months ended June 30, 2005.


     Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                       Six months ended June 30:
                                                          2005            2004
                                                      ------------    ------------
      Net loss                                        $   (821,282)   $   (532,070)
      Add: Stock-based expense included in net loss         23,884          24,750
      Deduct: Fair value based stock-based expense         (25,960)        (26,900)
                                                      ------------    ------------
      Pro forma net loss                              $   (823,358)   $   (534,220)
                                                      ============    ============

      Basic and diluted earnings per share:
      As reported                                     $       (.01)   $      (0.04)
      Pro forma under SFAS No. 123                    $       (.01)   $      (0.04)


     Earnings (loss) per share

     Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

     Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the company's consolidated financial statements.

     In December 2004, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123 (R)"). SFAS 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly,

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

      adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB No. 20, "Accounting Changes" and FASB No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 is not expected to have an impact on the Company's consolidated financial statements.

      NOTE 2 INVENTORY

      Inventory consists of the following at:

                                      June 30,
                                        2005        December 31,
                                     (unaudited)        2004
                                     -----------    ------------
      Raw material                   $  146,280     $  149,840
      Work in process                        --          1,749
      Finished Goods                    108,413         68,856
                                     ----------     ----------
                                     $  254,693     $  220,445
                                     ==========     ==========

      NOTE 3 NOTES PAYABLE

      Notes payable consist of the following at:

                                                                                       June 30,
                                                                                         2005        December 31,
                                                                                      (unaudited)        2004
                                                                                     ------------    ------------
       Two lines of credit,  unsecured,  interest payable monthly at 9.25%
       and 10.0% per annum, due on demand                                            $     92,984    $     92,984

       Note payable, unsecured, interest payable monthly at prime + 3% per annum
       (prime rate at June 30, 2005 was 6.00%), due on demand                              40,000          40,000

       Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public
       stock offerings                                                                     90,000          90,000

      Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through February 21, 2006. At
      December 31, 2004, there were two notes payable totaling $ 90,000. On
      February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
      The aggregate intrinsic value of the beneficial conversion feature of the

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                       June 30,
                                                                                         2005        December 31,
                                                                                      (unaudited)        2004
                                                                                     ------------    ------------
      notes and warrants, valued at $186,571 (of which $128,571 is related to the note issued in 2005), has been recorded as loan discount costs and are being amortized over the life of the respective note as additional
      interest cost                                                                       290,000          90,000
                                                                                     ------------    ------------

                                                                                     ------------    ------------

      Less remaining debt discount                                                       (121,561)        (49,061)
                                                                                     ------------    ------------

                                                                                     $    391,423    $    263,923
                                                                                     ============    ============


      NOTE 4 NOTES PAYABLE, RELATED PARTIES

     Notes payable to related parties consist of the following at:

                                                                                    June 30,
                                                                                       2005         December 31,
                                                                                    (unaudited)         2004
                                                                                    ------------    ------------
      Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due
      December 31, 2004. The note payable was originally issued by Advanced
      Custom Sensors, Inc. (ACSI), which merged with the company in 2004. In connection with the note payable, the ACSI issued warrants expiring
      September 17, 2008, to purchase 190,665 shares of ACSI's common stock at
      $.50 per share (The ACSI warrant is convertible into 5,372,940 shares of the Company's stock). The intrinsic value of the warrants ($190,665) has been recorded as loan discount costs and are being amortized over the life of the note as additional interest cost. The Company is currently
      negotiating an extension of this note                                         $    190,665    $    190,665

      Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due
      March 15, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant expiring September 17, 2008, to purchase
      100,000 shares of stock at $.50 per share (the ACSI warrant is convertible into 2,817,215 shares of the Company's common stock. The intrinsic value of the original warrant ($100,000) recorded as a loan discount cost, and was amortized over the life of the original note as additional interest cost
      The original note was due September 16, 2004. On September 16, 2004, a new
      note issued to replace the original note. At maturity, the new note is convertible at the holder's option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
      The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost
      The Company is
      currently negotiating an extension of this note                                    110,000         110,000

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

      Note payable to an employee of the Company, secured by all assets of the
      Company, interest at 8.0% per annum, due November 11, 2005. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
      The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $12,857, has been recorded as loan discount costs and is being amortized over the life of the
      note as additional interest cost                                                    20,000          20,000

      Note payable to shareholder, secured by all assets of the Company, interest at 8.0% per annum, due February 3, 2006. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
      The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as
      additional interest cost                                                            50,000              --

      Note payable, secured by accounts receivable of the Company, interest at
      10%, due February 11, 2005. The note payable was originally issued by ACSI
      In connection with the note payable, ACSI issued a warrant to purchase
      500,000 shares of stock at $.50 per share (the ACSI warrant was convertible into 14,088,865 shares of the Company's common stock). The note was payable to Sino-American, Inc., a company controlled by Mr. Hanlin Chen, a director of the Company. On March 15, 2005, the warrant was exercised for $250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company's common stock at approximately $0.77 per share, which approximated the
      market value of the stock on March 15, 2005                                             --         500,000

      Notes payable to shareholder, secured by all assets of the Company, interest at 8% per annum, due October 1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares were convertible into 704,425 shares of the Company's common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September 16, 2004. On

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

      October 2, 2004, a new note was issued to replace the original note. The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and were amortized over the life of the new note. On March 18, 2005, the
      ACSI warrant was exercised for $12,500 of the debt outstanding. The balance of the note payable and accrued interest ($16,012) was exchanged for 21,353 shares of the Company's common stock at approximately $0.77 per share,
      which approximated the market value of the stock on March 15, 2005                      --          27,500

      Less remaining debt discount                                                       (26,786)       (130,032)
                                                                                    ------------    ------------

                                                                                    $    343,879    $    718,133
                                                                                    ============    ============

     NOTE 5  STOCKHOLDERS' EQUITY

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

     See Note 4 for issuance of stock and warrants to settle related party debt.

Item 2. Management's Discussion and Analysis or Plan of Operation.


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

         3S has fifteen (15) employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly thirty (30) distinctive products. 3S set up a volume production line with an ISO 9000 partner in Taiwan in 2002. This allows 3S to penetrate high-volume consumer markets that are very price sensitive. 3S also signed a Joint Venture agreement with China Automotive Systems, Inc. (NASDAQ: CAAS) in April of 2005 to establish a joint venture in China targeting its automotive sensor market.

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

      o Increase the revenue of existing sensor component business. The majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure more OEM projects.

      o Develop sensor solution business. With the rapid advance in technology and huge investment in wireless and telecommunication in the last decades, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

      o Penetrate automotive sensor market through China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. We plan use the next three years to build up our production capacity, product offerings, and technical team there. We plan to import automotive sensors produced by our joint venture to North America and Europe around 2008.

      o Strategic acquisition: Being a public company gives us an additional tool to grow our business through acquisition besides internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.


RESULTS OF OPERATIONS

Three months Ended June 30, 2005 and 2004

      Revenues

            We generated revenues of $303,256 for the three months ended June 30, 2005, which was $107,059 or a 55% increase from $196,197 for the three months ended June 30, 2004. The increase is the result of the continuing sales effort, the addition of new sales representatives and the introduction of new products.

      Gross Profit

            Gross profit for the three months ended June 30, 2005, was $76,686 or 25.4% of revenues, compared to $91,221 or 46.5% for the three months ended June 30, 2004. The $14,535 decrease in gross profit was mainly due to late posting of inventory for new products in June 30, 2005.

      Total Operating expenses

      Operating expense

            Operating expense increased to $433,693 for the three months ended June 30, 2005 compared to $232,117 for the three months ended June 30, 2004. The expense increased $201,576, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development, and professional fees for a public company.

      Amortization of discount on notes payable

            Amortization of discount on notes payable decreases to $36,339 for the three months ended June 30, 2005 compared to $157,834 for the three months ended June 30, 2004. The expense decreased $121,495, or 77%, primarily due to the settlement of two notes payable, Sino-American, Inc and Pei Jen Hsu.

      Net Loss

            Net loss from operations increased to ($393,346) for the three months ended June 30, 2005 compared to ($298,730) for the three months ended June 30, 2004. The $94,616 increase in net loss was primarily due to the increase in investment in R&D and production capacity, and the additional cost for being a public company.

Six months Ended June 30, 2005 and 2004

      Revenues

            We generated revenues of $508,271 for the six months ended June 30, 2005, which was $204,795 or a 67% increase from $303,476 for the six months ended June 30, 2004. The increase was the result of the continuing sales effort, the addition of new sales representatives and the introduction of new products.

      Gross Profit .

            Gross Profit for the six months ended June 30, 2005, was $134,427 or 26% of revenues, compared to $97,943 or 32% for the six months ended June 30, 2004. The $36,484 increase in gross profit was generated by the increase in revenues.

      Total Operating expenses

      Operating expense

            Operating expense increased to $764,249 for the six months ended June 30, 2005 compared to $411,567 for the six months ended June 30, 2004. The expense increased $352,682, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development, and professional fees for a public company.

      Amortization of discount on notes payable

            Amortization of discount on notes payable decreased to $191,460 for the six months ended June 30, 2005 compared to $218,446 for the six months ended June 30, 2004. The expense decreased $26,986, or 12%, primarily due to the settlement of two notes payable, Sino-American, Inc and Pei Jen Hsu.

      Net Loss

            Net loss increased to ($821,282) for the six months ended June 30, 2005 compared to ($532,070) for the six months ended June 30, 2004. The $289,212 increase in net loss was primarily due to the $191,460 of notes payable- debt discount costs along with the increase in investment in R&D and production capacity, and the additional cost for being a public company.


      FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      Going Concern

      The Company incurred a net loss of $821,282 and a negative cash flow from operations of $258,212 for six months ended June 30, 2005, and had a working capital deficiency of $1,365,929 and a stockholders' deficiency of $1,081,363 at June 30, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      We have relied primarily on cash flow from operations, bank loans, and advances and investments for our capital requirements since inception. Current cash on hand will allow the Company to continue its operations for one month.

      At June 30, 2005, cash was $5,118 as compared to $17,115 at December 31, 2004. The decrease is due to the increase in operating expense. The Company has a substantial working capital deficit. The Company's ability to implement its strategic plan related to acquisitions and production of new products as well as to continue operations will require additional capital. Therefore, the Company is actively seeking additonal funds in the form of debt or equity or combination thereof. However, no assurance can be given that such funds will be available or the term thereof. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

      Commitments and Contingencies

      We have the following material contractual obligations and capital expenditure commitments:

      The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

      Future minimum annual rental payments for capitalized leases are as follows:

                                 Six months ended June 30,                                        Amount
      ---------------------------------------------------------------------------------    ---------------------
                                            2005                                                         $6,366
                                            2006                                                         12,732
                                            2007                                                         12,732
                                            2008                                                         12,732
                                            2009                                                          3,543
                                                                                           ---------------------
                                                                                                         48,105
      Amount representing interest                                                                     (11,133)
                                                                                           ---------------------
      Present value of minimum lease payments                                                            36,972
      Less: Current portion                                                                             (7,819)
                                                                                           ---------------------
                                                                                                       $ 29,153
                                                                                           =====================

      The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix, which signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

      Future minimum lease commitments for the Company's share under this lease at June 30, 2005 are as follows:

            Six months ended June 30,
                       2005                         $       50,239
                       2006                                106,382
                       2007                                 64,064
                                                    --------------

                                                    $      220,685
                                                    ==============

      The total lease commitment as of June 30, 2005 for which the Company could be contingently liable in the event of default of TransOptix is approximately $579,725. Rent expense for the six months ended June 30, 2005 and 2004 was $59,766 and $58,579 respectively.

      Inflation and Changing Prices

      We doe not foresee any adverse effects on our earnings as a result of inflation or changing prices.


      CRITICAL ACCOUNTING POLICIES

      Revenue Recognition

      The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment.

      Stock - based compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" as well as those outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for the Company's stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company's stock over the option price using an estimated interest rate to calculate the fair value of the option

      Inventories Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Recent Accounting Pronouncements

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the company's consolidated financial statements.

      In December 2004, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123 (R)"). SFAS 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006.

      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 is not expected to have an impact on the Company's consolidated financial statements.


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

      Our company has had negative cash flows from operations. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We believe we do not have sufficient funds to satisfy our short-term cash requirements. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

      o we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

      o we incur delays and additional expenses as a result of technology failure;

      o we are unable to create a substantial market for our product and services; or

      o     we incur any significant unanticipated expenses.

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

      From inception through June 30, 2005, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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


                                          SENSOR SYSTEM SOLUTIONS, INC.
      Dated: August 18, 2005              /s/ Michael Young
                                          ----------------------------------
                                          Name: Michael Young
                                          Title: Chief Executive Officer and
                                          Principal
                                          Accounting Officer