Form 10QSB
period 2005-09-30
SENSOR SYSTEM SOLUTIONS INC
filed 2005-11-15
CIK 1111872

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

                For the Transition Period From              to
                                                -----------    -----------

                         Commission File number 0-024828

                      -----------------------------------


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

                      -----------------------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

              As of November 15, 2005 there were 61,705,019 shares
                          of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

================================================================================

                                      INDEX

PART I.   FINANCIAL INFORMATION (unaudited)

Item 1.   Condensed Consolidated Financial Statements: (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004.

          Condensed Consolidated Statements of Operations for three months and nine months ended September 30, 2005 and 2004 (unaudited)

          Condensed Consolidated Statement of Changes in Stockholders' Deficiency for the nine months ended September 30, 2005 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY



                                    CONTENTS


PAGE   1      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005
              (UNAUDITED) AND DECEMBER 31, 2004

PAGE   2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS
              AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE   3      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
              DEFICIENCY FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

PAGE   4      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
              ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGES 5 - 11  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      As of September 30, 2005 (Unaudited)
                              and December 31, 2004


                                            ASSETS
                                                                                 September 30,
                                                                                     2005          December 31,
   CURRENT ASSETS                                                                 (Unaudited)         2004
                                                                                  -----------      -----------
    Cash                                                                          $    11,981      $    17,115
    Accounts receivable, net                                                          139,230          100,530
    Inventory                                                                         278,788          220,445
    Prepaids and other current assets                                                  14,148           24,552
                                                                                  -----------      -----------
            Total current assets                                                      444,147          362,642

   Property and equipment, net                                                        255,753          320,717

   Other assets                                                                        54,112           54,112
                                                                                  -----------      -----------

   Total assets                                                                   $   754,012      $   737,471
                                                                                  ===========      ===========
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

   CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $ 1,250,821      $   720,817
    Notes payable                                                                     505,347          263,923
    Notes payable, related parties                                                    358,076          718,133
    Current portion of capital lease obligations                                        7,819            7,819
    Current portion of deferred rent concession                                         4,757            5,258
                                                                                  -----------      -----------
            Total current liabilities                                               2,126,820        1,715,950
                                                                                  -----------      -----------

   LONG-TERM LIABILITIES

   Capital lease obligations, net of current portion                                   28,429           34,199
   Deferred rent concession, net of current portion                                     6,514           10,513
                                                                                  -----------      -----------
                                                                                       34,943           44,712
                                                                                  -----------      -----------

   Commitments and contingencies                                                         --               --

   STOCKHOLDERS' DEFICIENCY
    Preferred stock, $.001 par value, 20,000,000
     shares authorized, none outstanding                                                 --               --
    Common stock, $.001 par value, 180,000,000
    shares authorized, 59,279,241 and 3,976,868 shares issued and outstanding          59,279            3,977
    Common stock to be issued (15,404,871 and 7,700,000 shares)                       878,512        2,100,000
    Additional paid-in capital                                                      6,661,002        4,867,790
    Deferred compensation                                                             (39,612)        (186,400)
    Accumulated deficit                                                            (8,966,933)      (7,808,558)
                                                                                  -----------      -----------
            Total stockholders' deficiency                                         (1,407,752)      (1,023,191)
                                                                                  -----------      -----------

   Total liabilities and stockholders' deficiency                                 $   754,012      $   737,471
                                                                                  ===========      ===========

            See accompanying notes to condensed financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For three and nine months ended September 30, 2005 and 2004 (Unaudited)




                                                       For three months ended              For nine months ended
                                                            September 30,                      September 30,
                                                   ------------------------------      ------------------------------
                                                       2005              2004              2005              2004
                                                   ------------      ------------      ------------      ------------
Sales, net                                         $    347,061      $    161,726      $    855,332      $    465,202

Cost of goods sold                                      191,545           211,701           565,389           423,484
                                                   ------------      ------------      ------------      ------------

Gross profit (loss)                                     155,516           (49,975)          289,943            41,718
                                                   ------------      ------------      ------------      ------------


Operating expenses                                      405,733           355,494         1,169,982           760,810

Amortization of discount on notes payable
  and finance costs                                      86,876           197,267           278,336           415,713
                                                   ------------      ------------      ------------      ------------
     Total operating expenses                           492,609           552,761         1,448,318         1,176,523
                                                   ------------      ------------      ------------      ------------


Net loss                                           $   (337,093)     $   (602,736)     $ (1,158,375)     $ (1,134,805)
                                                   ============      ============      ============      ============

Loss per common share, basic and diluted
                                                   $       (.01)     $       (.01)     $       (.02)     $       (.04)
                                                   ============      ============      ============      ============

Weighted average shares outstanding, basic and
diluted, including effects of in-kind stock
splits.                                              59,279,241        59,279,241        59,279,241        27,896,071
                                                   ============      ============      ============      ============

            See accompanying notes to condensed financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              For nine months ended September 30, 2005 (Unaudited)



                                       Common Stock               Common Stock to be issued

                                   Shares          Amount          Shares           Amount
                                 -----------     -----------     -----------      -----------
Balance January 1, 2005            3,976,868     $     3,977       7,700,000      $ 2,100,000

Forfeiture of  stock options            --              --              --               --


Compensatory stock issued          7,500,000           7,500      (7,500,000)      (1,800,000)


Warrants exercised by
shareholders from merger          47,802,373          47,802            --               --

Common stock to be issued
for settlement of debt                  --              --        14,793,290          262,500

Common stock to be issued
for settlement of debt                  --              --           411,581          316,012

Intrinsic value of common
stock warrants issued with
note payable                            --              --                               --

Amortization of deferred
Compensation                            --              --                               --

Net loss                                --              --                               --
                                 -----------     -----------     -----------      -----------

Balance September 30, 2005        59,279,241     $    59,279      15,404,871      $   878,512
                                 ===========     ===========     ===========      ===========

                                   Additional
                                     paid-in         Deferred       Accumulated
                                     capital       compensation       deficit           Total
                                   -----------      -----------      -----------      -----------
Balance January 1, 2005            $ 4,867,790      $  (186,400)     $(7,808,558)     $(1,023,191)

Forfeiture of  stock options          (112,200)         112,200             --               --


Compensatory stock issued            1,792,500             --               --               --


Warrants exercised by
shareholders from merger               (47,802)            --               --               --

Common stock to be issued
for settlement of debt                    --               --               --            262,500

Common stock to be issued
for settlement of debt                    --               --               --            316,012

Intrinsic value of common
stock warrants issued with
note payable                           160,714             --               --            160,714

Amortization of deferred
Compensation                              --             34,588             --             34,588

Net loss                                  --               --         (1,158,375)      (1,158,375)
                                   -----------      -----------      -----------      -----------

Balance September 30, 2005         $ 6,661,002      $   (39,612)     $(8,966,933)     $(1,407,752)
                                   ===========      ===========      ===========      ===========

            See accompanying notes to condensed financial statements.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                                   2005              2004
                                                                                -----------      -----------
                                                                                (Unaudited)
Cash flows from operating activities:
Net loss                                                                        $(1,158,375)     $(1,134,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                        71,464           83,807
Amortization of discount on notes payable                                           270,837          400,646
Amortization of deferred compensation                                                34,588           58,204
Net loss from assets held for disposal                                                 --             29,216
Changes in operating assets and liabilities:
      Accounts receivable                                                           (38,700)         (59,448)
      Inventory                                                                     (58,343)          (6,340)
      Prepaids and other current assets                                              10,404          (29,864)
      Deferred rent                                                                  (4,500)            --
      Accounts payable and accrued expenses                                         581,017          222,562
                                                                                -----------      -----------
                 Net Cash Used In Operating Activities                             (291,608)        (436,022)
                                                                                -----------      -----------
Cash flows from investing activities:
 Deposit                                                                               --            (29,377)
 Purchase of property and equipment                                                  (6,500)         (51,927)
                                                                                -----------      -----------
                Net Cash Used In Investing Activities                                (6,500)         (81,304)
                                                                                -----------      -----------
Cash flows from financing activities:
 Proceeds from notes payable                                                        298,744           500,00

 Principal payments on capital leases                                                (5,770)          43,823
                                                                                -----------      -----------
          Net Cash Provided By Financing Activities                                 292,974          543,823
                                                                                -----------      -----------

Net (decrease) increase in cash and cash equivalents                                 (5,134)          26,497

Cash and cash equivalents, beginning of period                                       17,115           10,712
                                                                                -----------      -----------

Cash and cash equivalents, end of period                                        $    11,981      $    37,209
                                                                                ===========      ===========

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                                   $     9,914      $    10,131
                                                                                ===========      ===========
     Taxes                                                                      $       800      $       800
                                                                                ===========      ===========
Non-cash investing and financing activities:
Forfeiture of stock options                                                     $   112,200      $      --
Compensatory stock issued                                                         1,800,000             --
Warrants exercised by shareholders from merger                                       47,802             --
Conversion of notes payable to common stock to be issued                            578,512             --
Accrued interest added to notes payable principal                                    51,012           60,663
Discount related to warrants and convertible notes                                  160,714          278,730
Acquisition of  equipment through capital lease obligations                            --             47,365

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

     Going concern

     The Company incurred a net loss of $1,158,375 and a negative cash flow from operations of $291,608 for nine months ended September 30, 2005, and had a working capital deficiency of $1,682,673 and a stockholders' deficiency of $1,407,752 at September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at September 30, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005.

     The Company had a substantial working capital deficit. On October 6, 2005, the Company has secured a total of $15,600,000 in financing with Cornell Capital Partners, LP (Cornell) to support the continued development and growth of the Company.

     Under the agreement, Cornell has committed to provide up to $15 million of funding in the form of a Standby Equity Distribution Agreement (SEDA) to be drawn down over a 24-month period at the Company's discretion. In addition, the Company sold an aggregate of $600,000 of fixed price Secured Convertible Debentures to Cornell.

     The Company is seeking additional $1,000,000 bridge financing to further develop into a fully-equipped public company in order to take advantage of the SEDA funding for its long-term plan. However, no assurance can be given that such funds will be available or the term thereof. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Principles of consolidation

     The consolidated financial statements for the nine months ended September 30, 2005 and 2004 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" as well as those outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for the Company's stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company's stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees for the nine months ended September 30, 2005.


     Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                       Nine months ended
                                                          September 30:
                                                     2005              2004
                                                  -----------      -----------
Net loss                                          $(1,158,375)     $(1,134,805)
Add: Stock-based expense included in net loss          34,588           58,204
Deduct: Fair value based stock-based expense          (39,160)         (26,900)
                                                  -----------      -----------
Pro forma net loss                                $(1,162,947)     $(1,219,909)
                                                  ===========      ===========

Basic and diluted earnings per share:
As reported                                       $      (.02)     $      (.04)
Pro forma under SFAS No. 123                      $      (.02)     $      (.04)


     Earnings (loss) per share

     Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. The exercise of the shareholder warrants was accounted for in earnings per share as a stock split retroactive to the May 24, 2004 merger as discussed in Note 5.

     Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statement.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (R), "Share-Based Payment" ("SFAS 123(R)"). SFAS No. 123 (R) revises SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).SFAS 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB No. 20, "Accounting Changes" and FASB No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

     NOTE 2INVENTORY

     Inventory consists of the following:

                              September 30,
                                 2005            December 31,
                              (unaudited)           2004
                              ----------         ----------
         Raw materials        $  154,390         $  149,840
         Work in process            --                1,749
         Finished goods          124,398             68,856
                              ----------         ----------
                              $  278,788         $  220,445
                              ==========         ==========

     NOTE 3       NOTES PAYABLE

     Notes payable consist of the following :



                                                                              September 30,
                                                                                  2005        December 31,
                                                                               (unaudited)        2004
                                                                                ---------      ---------
Two lines of credit,  unsecured,  interest payable monthly at 9.25%
and 10.0% per annum, due on demand                                              $  92,984      $  92,983

Note payable, unsecured, interest payable monthly at prime + 3% per annum (prime rate at September 30, 2005 was 6.75%), due on
demand                                                                             40,000         40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public stock
offerings                                                                          90,000         90,000

Note payable,  unsecured,  interest payable at 8% per annum, due on
maturity date                                                                      48,745           --

Three notes payable, secured by all assets of the Company, interest at 8%
per annum, payable at various maturities through February 21, 2006. At
December 31, 2004, there were two notes payable totaling $ 90,000. On
February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder's option at a conversion price equal to
70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
The aggregate intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $186,571 (of which $128,571 is related to the note issued in 2005), has been recorded as loan discount costs and are being amortized over the life of the respective note as additional
interest cost                                                                     290,000         90,000

Less remaining debt discount                                                      (56,382)       (49,061)
                                                                                ---------      ---------

                                                                                $ 505,347        263,923
                                                                                =========      =========

     NOTE 4       NOTES PAYABLE, RELATED PARTIES

     Notes payable to related parties consist of the following:


                                                                              September 30,
                                                                                  2005        December 31,
                                                                               (unaudited)       2005
                                                                                ---------      ---------
Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due
December 31, 2004. The note payable was originally issued by Advanced
Custom Sensors, Inc. (ACSI), which merged with the company in 2004. In connection with the note payable, the ACSI issued warrants expiring
September 17, 2008, to purchase 190,665 shares of ACSI's common stock at
$.50 per share (The ACSI warrant is convertible into 5,372,940 shares of the Company's stock). The intrinsic value of the warrants ($190,665) has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently
negotiating an extension of this note.                                           $ 190,665      $ 190,665

Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due
March 15, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant expiring September 17, 2008, to purchase
100,000 shares of stock at $.50 per share (the ACSI warrant is convertible into 2,817,215 shares of the Company's common stock. The intrinsic value of the original warrant ($100,000) recorded as a loan discount cost, and was amortized over the life of the original note as additional interest cost
The original note was due September 16, 2204. On September 16, 2004, a new
note was issued to replace the original note. At maturity, the new note is convertible at the holder's option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost
The Company is currently negotiating an extension of this note.                   110,000        110,000

Note payable to an employee of the Company, secured by all assets of the
Company, interest at 8.0% per annum, due November 11, 2005. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $12,857, has been recorded as loan discount costs and
is being amortized over the life of the note as additional interest cost.          20,000         20,000

Note payable to shareholder, secured by all assets of the Company, interest at 8.0% per annum, due February 3, 2006. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date
The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and
is being amortized over the life of the note as additional interest cost.          50,000           --

Note payable, secured by accounts receivable of the Company, interest at
10%, due February 11, 2005. The note payable was originally issued by ACSI
In connection with the note payable, ACSI issued a warrant to purchase
500,000 shares of stock at$.50 per share (the ACSI warrant is convertible into 14,088,865 shares of the Company's common stock). The note was payable to Sino-American, Inc., a company controlled by Mr. Hanlin Chen, a director of the Company. On March 15, 2005, the warrant was exercised for $250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company's common stock at approximately $0.77 per share, which approximated the
market value of the stock on March 15, 2005.                                         --          500,000

Notes payable, secured by all assets of the Company, interest at 8% per annum, due October 1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares are convertible into 704,425 shares of the Company's common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost
The original note was due September 16, 2004. On October 2, 2004, a new note was issued to replace the original note. The intrinsic value of the beneficial conversion feature of

                                       10

the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and is amortized over the life of the new note. On March 18,
2005, the ACSI warrant was exercised for $12,500 of the debt outstanding. The balance of the note payable and accrued interest ($16,012) was exchanged for
21,353 shares of the Company's common stock at approximately $0.77 per share,
which approximated the market value of the stock on March 15, 2005                   --           27,500

Less remaining debt discount                                                      (12,589)      (130,032)
                                                                                ---------      ---------
                                                                                $ 358,076      $ 718,133
                                                                                =========      =========

     NOTE 5  STOCKHOLDERS' EQUITY

     On May 29, 2003, Advanced Custom Sensors, Inc. (ACSI) signed an agreement with Duke Capital to retain its consulting service for merger transaction with Spectre Industries and to obtain a $250,000 unsecured bridge financing in order to finance all the expense in merger. However, Duke failed to perform to ACSI's expectation; ACSI decided to cancel its agreement with Duke before the merger was completed. On September 3, 2004, the Company agreed to issue 200,000 shares of common stock for the settlement this agreement. As an agreement was consummated and an exchange of debt had taken place, the Company recorded the stock to be issued as an equity transaction. This is a fixed number and will not change with market value.

     On May 24, 2004, Sensor System Solutions (formerly known as Spectre Industries, Inc.,) a Nevada corporation, entered into an agreement and plan of merger with ACSI. Sensor issued 2,584,906 shares of its common stock and warrants to purchase up to 47,802,373 shares of its common stock to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On January 29, 2005, warrants for the 47,802,464 shares of common stock were exercised. The Company recorded the par value of the stock issued ($47,802) as an increase in common stock and a reduction to additional paid in capital in the accompanying financial statements.

     NOTE 6 COMMITMENTS AND CONTINGENCIES

     The Company leases its office and facility through 2007 under a long term operating lease agreement. The office and warehouse facility is shared with TransOptix Inc. (TransOptix), who signed the lease as co-tenant with the Company. The Company and TransOptix had entered into an agreement stipulating each entity's share of the rent. The Company owns 7.5% of TransOptix. The Company's Chief Executive Officer is also the Chief Executive Officer of TransOptix and owns 12% of TransOptix. On August 26, 2006, TansOptix filed for Chapter 7 bankruptcy and the Company has taken over the whole facility and is liable for the full amount of the lease. The total lease commitment as of September 30, 2005 for which the Company was liable with the default of TransOptix increased from approximately $196,000 to approximately $463,000.

     NOTE 7  SUBSEQUENT EVENT

     On October 6, 2005, the Company secured a total of $15,600,000 in financing with Cornell Capital Partners, LP ("Cornell") to support the continued development and growth of the Company. Under the agreement, Cornell has committed to provide up to $15 million of funding in the form of a Standby Equity Distribution Agreement ("SEDA") to be drawn down over a 24-month period at the Company's discretion. In addition, the company sold an aggregate of $600,000 of fixed price Secured Convertible Debentures to Cornell. The Company is seeking an additional $1,000,000 in bridge financing to further develop into a fully-equipped public company in order to take advantage of the SEDA funding for its long-term plan. However, no assurance can be given that such funds will be available or the term thereof.

     On October 19, 2005, the Company issued the 200,000 shares of common stock to a lender as part of the Company's payment agreement with the lender in 2004.

     On October 19, 2005, the Company issued 725,778 shares of common stock to a lender for warrants exercised by the lender in March 2005. The shares are shown as common stock to be issued at September 30, 2005.

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

     PLAN OF OPERATION

     We plan to grow our business in four areas.

     |X| Increase the revenue of existing sensor component business. The majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure more OEM projects.

     |X| Develop sensor solution business. With the rapid advance in technology and huge investment in wireless and telecommunication in the last decades, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

     |X| Penetrate automotive sensor market through China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. We plan use the next three years to build up our production capacity, product offerings, and technical team there. We plan to import automotive sensors produced by our joint venture to North America and Europe around 2008.

     |X| Strategic acquisitions: Being a public company and having better access to the capital markets that this affords, provides us with the means to grow our business through acquisitions as well as through internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

          Revenues

               We generated revenues of $347,061 for the three months ended September 30, 2005, which was an increase of $185,335 or 115% from the $161,726 for the three months ended September 30, 2004. The increase is the result of the continuing sales efforts, the addition of new sales representatives and the introduction of new products.

          Gross Profit

               Gross profit for the three months ended September 30, 2005, was $155,516 or 44.8% of revenues, compared to ($49,975) or (30.9%) for the three months ended September 30, 2004. The $205,491 increase in gross profit was mainly due to the increase in sales and lower fixed costs included in cost of goods sold for the current quarter versus the third quarter in the prior year.

          Total Operating Expenses

          Operating expenses

               Operating expenses increased 14% to $405,733 for the three months ended September 30, 2005 compared to $355,494 for the three months ended September 30, 2004. The expenses increased $50,239, primarily as a result of an increase in payroll costs.

          Amortization of discount on notes payable and finance costs

               Amortization of discount on notes payable and finance costs decreased to $86,876 for the three months ended September 30, 2005 compared to $197,267 for the three months ended September 30, 2004. The expense decreased $110,391, or 56%, primarily due to the settlement of two notes payable, Sino-American, Inc and Pei Jen Hsu.

          Net Loss

               Net loss from operations decreased to ($337,093) for the three months ended September 30, 2005 compared to ($602,736) for the three months ended September 30, 2004. The $265,643 decrease in net loss was primarily due to the increase in revenue and resulting improvement in gross profit.

Nine Months Ended September 30, 2005 and 2004

          Revenues

               We increased revenues 84% to $855,332 for the nine months ended September 30, 2005, which was an increase of $390,130, when compared to revenues of $465,202 for the same period last year. The increase was the result of the continuing sales efforts, the addition of new sales representatives and the introduction of new products.

          Gross Profit

               Gross profit for the nine months ended September 30, 2005 grew to $289,943 or 34% of revenues, compared to $41,718 or 9% for the nine months ended September 30, 2004. The $248,225 increase in gross profit was generated by the increase in revenues and higher utilization of production capacity.

          Total Operating Expenses

          Operating expenses

               Operating expenses increased to $1,169,982 for the nine months ended September 30, 2005 compared to $760,810 for the nine months ended September 30, 2004. The expenses increased $409,172, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development, and professional fees for a public company.

          Amortization of discount on notes payable and finance costs

               Amortization of discount on notes payable and finance costs decreased to $278,336 for the nine months ended September 30, 2005 compared to $415,713 for the nine months ended September 30, 2004. The expense decreased $137,377, or 33%, primarily due to the settlement of two notes payable, Sino-American, Inc and Pei Jen Hsu.

          Net Loss

               Net loss increased to ($1,158,375) for the nine months ended September 30, 2005 compared to ($1,134,805) for the nine months ended September 30, 2004. The small increase of $23,570 in net loss was primarily due to the $224,230 increase in gross profit, an $137,377 decrease in finance cost expense, and offset by increases in interest expense, additional investment in R&D, and professional fees associated with being a public company.


     FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

     Going Concern

     The Company incurred a net loss of $1,158,375 and a negative cash flow from operations of $291,608 for the nine months ended September 30, 2005, and had a working capital deficiency of $1,682,673 and a stockholders' deficiency of $1,407,752 at September 30, 2005. At September 30, 2005, cash was $11,981 as compared to $17,115 at December 31, 2004. The decrease is due to the increase in operating expense.

     The Company had a substantial working capital deficit. On October 6, 2005, the Company secured a total of $15,600,000 in financing with Cornell Capital Partners, LP ("Cornell") to support the continued development and growth of the Company.

     Under the agreement, Cornell has committed to provide up to $15 million of funding in the form of a Standby Equity Distribution Agreement ("SEDA") to be drawn down over a 24-month period at 3S' discretion. In addition, 3S sold an aggregate of $600,000 of fixed price Secured Convertible Debentures to Cornell.

     The Company is seeking an additional $1,000,000 in bridge financing to further develop into a fully-equipped public company in order to take advantage of the SEDA funding for its long-term plan. However, no assurance can be given that such funds will be available or the term thereof.


     Commitments and Contingencies

     We have the following material contractual obligations and capital expenditure commitments:

     The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

     Future minimum annual rental payments for capitalized leases are as follows:

                                                           Amount
     --------------------------------------------   ---------------------
     Three months ended December 31, 2005                         $3,183
                     2006                                         12,732
                     2007                                         12,732
                     2008                                         12,732
                     2009                                          3,543
                                                    ---------------------
                                                                  44,922
      Amount representing interest                                (8,674)
                                                    ---------------------
      Present value of minimum lease payments                     36,248
      Less: Current portion                                       (7,819)
                                                    ---------------------
                                                                $ 28,429
                                                    =====================

     The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility was shared with TransOptix, which signed the lease as co-tenant with the Company. The Company and TransOptix had entered into an agreement stipulating each entities share of the rent. However, TransOptix has filed for Chapter 7 bankruptcy and the Company has taken over the whole facility and is liable for the full amount of the lease.

     Future minimum lease commitments for this lease at September 30, 2005 are as follows:

                                                                 Amount
     Three months ended December 31, 2005                       $ 61,275
                     2006                                        250,900
                     2007                                        151,095
                                                    ---------------------
                                                                $463,270
                                                    =====================

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

     Our company has had negative cash flows from operations. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. Even with the $15,600,000 financing agreement signed with Cornell on October 6, 2005, we believe that we still do not have sufficient funds to satisfy our short-term cash requirements. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional bridge financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we can take advantage of the SEDA funding from Cornell. In particular, additional capital may be required in the event that:

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

     From inception through September 30, 2005, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3.  Controls And Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange
Act)) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


                                    SENSOR SYSTEM SOLUTIONS, INC.
      Dated: November 15, 2005


                                    /s/ Michael Young
                                    --------------------------------------------
                                    Name: Michael Young
                                    Title: Chief Executive Officer and Principal
                                    Accounting Officer