Form 10KSB/A
period 2004-12-31
SENSOR SYSTEM SOLUTIONS INC
filed 2006-04-03
CIK 1111872

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                               FORM 10-KSB/A No. 2

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended - December 31, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from

                         Commission file number 0-024828

                          SENSOR SYSTEM SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                      98-0204898
(State or Other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                            45 Parker Avenue, Suite A
                            Irvine, California 92618
          (Address of Principal Executive Offices, including zip code.)

                                 (949) 855-6688
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  None                                 None

Securities registered pursuant to Section 12(g) of the Act:

  Title of each class                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

================================================================================

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Sensor System Solutions, Inc. (the "Company", "3S" or the "Company") was incorporated in Nevada in April 1982 under the name The Enchanted Village, Inc. As the result of the March 13, 2004 acquisition of Advanced Custom Sensors, Inc., a California corporation ("ACSI"), the Company is now in the business of design and manufacturing sensors and signal conditioning modules.

      Acquisition of Advanced Custom Sensors

      Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 13, 2004, by and among the Company, Spectre Merger Sub, Inc., a California corporation and wholly owned subsidiary of the Company ("Merger Sub"), Ian S. Grant ("Shareholder") and ACSI, on May 24, 2004 (the "Closing Date"), Merger Sub merged with and into Advanced Custom Sensors, Inc. ("ACSI") (the "Merger"). As a result of the Merger, ACSI became a subsidiary of the Company. As consideration for the Merger, the Company issued 2,584,906 shares of common stock and warrants to purchase up to 47,802,373 shares of common stock to the shareholders of ACSI. The terms of the Merger were determined through arms-length negotiations between the management of the Company and management of ACSI. We changed our company name to Sensor System Solutions, Inc. (3S) in December 2004 to better represent our new focus. As such, the following results of operations are those of ACSI.

      Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby ACSI is considered to be the accounting acquirer. Also, as a result of the acquisition, we have had a change of our financial position and our business. 3S is now a holding company and after the Spin-Off, defined below, will have no significant operations or assets other than its interest in Advanced Custom Sensors, Inc. ("ACSI"). Since the acquisition of ACSI, the company has been engaged in the development, manufacturing, marketing and distribution of high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods.

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

      o Increase the revenue of our existing sensor component business. Once finalized, the majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure additional OEM projects.

      o Develop sensor solution business. By leveraging the advances in technology and the large industry-wide investments in wireless and telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless communication and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

      o Penetrate the automotive sensor market in China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. We plan to use the next three years to build up our production capacity, product offerings, and technical team there. We will import automotive sensors produced by our joint venture to North America and Europe around 2008.

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

      Microelectronic integrated circuits ("IC's") can be thought of as the "brains" of systems and MEMS augments this decision-making capability with "eyes" and "arms", to allow microsystems to sense and control the environment. In its most basic form, the sensors gather information from the environment through measuring mechanical, thermal, biological, chemical, optical, and magnetic phenomena; the electronics process the information derived from the sensors and through some decision making capability direct the actuators to respond by moving, positioning, regulating, pumping, and filtering, thereby, controlling the environment for some desired outcome or purpose. Since MEMS devices are manufactured using batch fabrication techniques, similar to ICs, unprecedented levels of functionality, reliability, and sophistication can be placed on a small silicon chip at a relatively low cost.

Market Size and Viability

      The total MEMS market size is about $2.7 billion USD with following distribution in 1991, according to an MIRC market study report. MEMS pressure sensor, currently the focus of 3S's operations, owns the largest market share of $6 billion USD in 2000. According to MIRC, MEMS Silicon Pressure Sensors will grow to about 80% of the total market and become the main stream of this industry. The applications of MEMS Pressure Sensors can be separated into five categories: Automotive, Process Control, Medical, Consumer /Appliances and Aerospace. Currently, the market in Consumer Electronics is enjoying the fast growth. Due to its versatility, MEMS is taking the lead in the various fast-growing electronic applications in addition to its excellent performance and price ratio. The total MEMS sensor market was $800 millions USD in 1990 with an annual growth rate of 20%. It is expected to grow to $1 billion USD by 2005.

      Products

      The Company's future technology strategy is to develop and/or acquire core intellectual property that will place it in a leadership position to manufacture and market MEMS sensors. 3S has filed two (2) provisional patents with the United States Patent and Trademark Office ("USPTO") and TransOptiX has made nine
(9) provisional patent filings with the USPTO to date. In addition, each company has developed many proprietary techniques/processes. These serve as the foundation to further develop our MEMS business.

      3S produces or supplies a family of nearly thirty (30) distinctive products. These products employ or utilize the latest state-of-the-art technologies. The products are primarily electro-mechanical sensing devices and are identified under the following categories: Pressure Transducers, Pressure Transmitters, Pressure Switches, Force Sensors, Load Cells, Strain Gages, and MEMS Sensors. It is expanding its product offering to include intelligent embedded systems that combine the attributes of both intelligent sensor and host systems

      3S uses sputtered thin film, bonded foil, semi-conductor gages and piezoresistive strain gage technologies primarily in the design, development and manufacture of its general sensor products, although other technology options are also available. All of 3S's products employ proven technologies with little, or no risk involved with their manufacture. What sets 3S's products apart from their competitors is their ability to optimize the performance of their products by efficient application of their diverse technologies into unique design concepts and utilizing sophisticated materials in construction and packaging techniques.

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

      Research and Development

      We hired two key engineers in October of 2004. Together, they have sixty years of combined experience in designing creative sensor modules. To date, two series of sensor modules have been designed, models have been constructed and beta-site tested. We project that the unit price of these modules will be at least ten times higher than our current sensor component's sale price. We expect an increase in our sales from these two product lines.

      Our Goals

Our goal is to become the market leader in innovative sensor system solutions, and a dominant sensor supplier with a competitive pricing and performance mix. To accomplish this objective, the Company plans to integrate proprietary techniques and processes developed by 3S that serve as the foundation to develop the Company's MEMS business. These MEMS core competences include MEMS front-end wafer design and processing, volume assembly and testing, application-specific environmental protection, and cost modeling. Combined with 3S's expansion plans to increase marketing and sales efforts, these technologies present the Company with opportunities to further grow the business in international markets such as China. The Company has also partnered on or about November 2001 with an established production partner, Powertip Technology Corporate, in Taiwan to address production requirements. 3S also has MEMS wafer fabrication partners in China and Taiwan, allowing the Company to maintain sensor wafer supplies as well as to continue MEMS device research.

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

      The Company is striving to be the dominant provider of sensor solutions with built-in network connectivity to supply critical data continuously for enterprises to monitor and control:

      o     Machine conditions

      o     Manufacturing processes

      o     Business Transactions

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

      The Company's strategy includes the hiring of world-class engineering and sales and marketing team coupled with robust off-shore joint ventures such as the one they recently signed with CAAS. Management expects that the Company's joint venture with CAAS will enable the transformation of 3S into a global supplier of advanced MEMS/Microelectronic products in the automotive market.

      Strategy

The keys to success for 3S are as follows:

      o Penetrate automotive and appliance markets thru the Joint Venture with CAAS in China;

      o Leverage the cost performance of above alliance to penetrate industrial and medical markets in N. America and Europe;

      o     Complete development of sensor-based systems to increase revenues;

      o     Merger and acquisition;

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Our shares are quoted on the Over-The-Counter Bulletin Board. Our symbol is "SSYO." The table shows the high and low bid price of our stock for 2003 and 2004. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

Quarter ended                                 High            Low
2003
March 31                                   $    2.25      $    1.35
June 30                                    $    1.50      $    1.05
September 30                               $    1.05      $    0.30
December 31                                $    0.90      $    0.60

2004
March 31                                   $    3.15      $    0.45
June 30                                    $    2.40      $    1.20
September 30                               $    2.40      $    1.20
December 31                                $    2.75      $    0.51

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

      Securities Authorized for Issuance under Equity Compensation Plans

      The following table summarizes the securities authorized for issuance as of December 31, 2004 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2004 Stock Compensation Plan has not been approved by our security holders, a description of which is set forth in Note 10 of the Notes to Consolidated Financial Statements.

                                                                           Number of
                                                        Weighted-         securities
                                     Number of           average           remaining
                                    securities           exercise         available or
                                   to be issued          price of           future
                                   upon exercise       outstanding         issuance
                                  of outstanding         options,         under equity
                                options, warrants       warrants         compensation
Plan category                       and rights          and rights            plans
                                -----------------     -------------     -------------

Equity compensation plans
 approved by security holders                  --     $          --                --
Equity compensation plans not
 approved by security holders              96,500               .50           103,500
                                -----------------                       --------------
Total                                      96,500                             103,500
                                =================                       =============

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

      Gross Profit

      Gross profit for the twelve months ended December 31, 2004, was $81,550 or 12.3% of revenues, compared to $34,374 or 7.9% for the year ended December 31, 2003. The $47,176 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management's efforts to reduce operating expense, and production tooling improvement.

      Total Operating expenses

      Operating expense

            Operating expense increased to $1,292,072 for the year ended December 31, 2004 compared to $874,506 for the year ended December 31, 2003. The expense increased $417,566, or 47.7%, from 2003, primarily as a result of an increase in interest expense and additional investment in R&D personnel and development.

      Amortization of discount on notes payable

            Amortization of discount on notes payable increased to $651,868 for the year ended December 31, 2004 compared to $121,223 for the year ended December 31, 2003. The expense increased $530,645, or 437.7%, primarily due to the convertible loans from Sino-America and Tina Young.

            Non-cash compensation costs

            On May 24, 2004, the Company issued 2,584,905 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock, to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On May 24, 2004, the OTCBB closing price for the Company's common stock was $3.15 per share, resulting in a valuation of $12,527,134 (the Merger Valuation) for the 3,976,868 shares of common stock outstanding immediately following the Merger. On December 4, 2004, the Company granted 7,500,000 shares of its common stock to five shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. 1,500,000 shares were treated as compensatory stock with a fair value $1.20 per share, representing the most recent OTCBB closing price prior to that date, for a total of $1,800,000 and was recognized as stock-based compensation expense in the accompanying financial statements. The remaining 6,000,000 shares were treated as a stock dividend. All share and per share amounts included herein have been restated to reflect the effects of the grant as if it had occurred at the date of the Merger.

      Net Loss

      Net loss increased to ($3,662,390) for the year ended December 31, 2004 compared to ($961,355) for the year ended December 31, 2003. The loss increased $2,701,035, or 281%, from 2003, primarily as a result of $1,800,000 of stock compensation expense and $651,868 of notes payable - debt discount costs along with increase in investment in R&D and production capacity, and additional cost for being a public company.

      FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      Going Concern

      In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders' deficiency of $1,023,191 at December 31, 2004 there is substantial doubt about our ability to continue as a going concern.

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

      Commitments and Contingencies

      We have the following material contractual obligations and capital expenditure commitments:

      On February 11, 2004, ACSI signed a promissory note payable with Sino-America. The promissory note is for $500,000 and due February 11, 2005. After maturity, the lender agreed to convert the loan into shares of the Company's stock. On March 15, 2005, an agreement was made to convert the note payable and warrant into 500,000 shares of common stock.

      The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

      Future minimum annual rental payments for capitalized leases are as follows:

                              Years ending December 31,         Amount
      -----------------------------------------------------   ----------

                                        2005                  $   12,732
                                        2006                      12,732
                                        2007                      12,732
                                        2008                      12,732
                                        2009                       3,543
                                                              ----------
                                                                  54,471
Amount representing interest                                     (12,453)
                                                              ----------
Present value of minimum lease payments                           42,018
Less: Current portion                                             (7,819)
                                                              ----------
                                                              $   34,199
                                                              ==========

      The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix, who signed the lease as co tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could contingently be liable for the full amount of the rent.

      Future minimum lease commitments for the Company's share under this lease at December 31, 2004 are as follows:

                              Years ending December 31,          Amount
                                        2005                  $  104,131
                                        2006                     104,906
                                        2007                     91,520
      -----------------------------------------------------   ----------
                                                              $  300,557
                                                              ==========

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

      Inflation and Changing Prices

      We do not foresee any adverse effects on our earnings as a result of inflation or changing prices. CRITICAL ACCOUNTING POLICIES

      Revenue Recognition

      The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment

      Stock-based compensation

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosures" as well as those outlined in SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for the Company's stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non employees are accounted for at fair value equal to the excess of the estimated fair value of the Company's stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non employees in 2004 or 2003.

      Inventories

      Inventories are stated at the lower of cost (first in, first out method) or market.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No.
123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

      The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share based payments to employees using APB 25's intrinsic value method. Accordingly, adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption

      RISKS RELATED TO OUR BUSINESS

      We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We believe we do not have sufficient funds to satisfy our short term cash requirements. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

      We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our sensor products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our sensor products as well as the development, introduction and market acceptance of any future enhancements are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our sensor products, as a result of competition, technological change, or otherwise, would significantly harm our business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time consuming and costly.

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

      Our industry is characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced products to emerging industry standards, and our new products may not be favorably received.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

FINANCIAL STATEMENTS

        Balance Sheet                                                        F-2

        Statements of Operations                                             F-3

        Statement of Changes in Stockholders' Deficiency                     F-4

        Statements of Cash Flows                                             F-5

NOTES TO THE FINANCIAL STATEMENTS                                            F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10 KSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934 (the Exchange
Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      Changes in Internal Control over Financial Reporting

      There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10 KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The name, age and position held by each of the directors and officers of our company are as follows:

     Name                              Position

     Michael Young                     Chief Executive Officer and Chairman

     Hanlin Chen                       Director

All directors have a term of office expiring at the next annual general meeting, unless re elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

      Background of Officers and Directors

      MICHAEL YOUNG founded and has served for seven years as CEO of 3S. Previously, his 20 year career includes MEMS design, fabrication, packaging and applications development at Rosemount, Endevco, Hughes Aircraft and other firms. He is responsible for leading 3S given his technical expertise and a broad range of business experiences with 3S. He holds a Master of Science degree in Mechanical Engineering from Stanford University.

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

      Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a 3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

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

                                                         Summary Compensation Table
                                                                                    Long Term Compensation
                                            Annual Compensation                  Awards                     Payouts
         (a)                  (b)        (c)        (d)       (e)          (f)           (g)          (h)       (i)
                                                             Other
                                                             Annual     Restricted    Securities
                                                             Compen-      Stock       Underlying      LTIP     All Other
  Name and Principal         Year       Salary     Bonus     sation      Award(s)      Options /     Payouts    Compen-
      Position                           ($)        ($)       ($)          ($)          SARs (#)       ($)     sation ($)
-------------------------------------------------------------------------------------------------------------------------
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

      Long Term Incentive Plan Awards

We do not have any long term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

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

      Indemnification

Nevada corporation law provides that:

o A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

o A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

o To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

o Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advanced of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

o Our bylaws also provide that no advance shall be made by us to any officer in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding; or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to our best interests.

o Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by us for expenses incurred or paid by a director, officer or controlling person of our company in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy in said Act and will be governed by the final adjudication of such issue.

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

                          Amount and
Name of Beneficial          Nature                                    Percent
Owner                   Beneficial Owner        Position            of Class (1)

                                              Chief Executive
Michael Young              10,620,186       Officer and Chairman          18%

Hanlin Chen                                     Director                   *

Officers and Directors
as a Group (2 persons)     10,620,186                                     18%

Principal Shareholders

Andy Ju (2)                 3,374,729                                    5.8%
Jeffrey Ju (3)              3,374,729                                    5.8%

----------
*Less than 1%

(1) Based on 59,279,241 shares outstanding at May 5, 2005

(2) Andy Ju's address is No 54, Jiango Rd., Jhongli City, Taiwan.

(3) Jeffrey Ju's address is No 54, Jiango Rd., Jhongli City, Taiwan.

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

      3.2   Bylaws (1)

      10.1  Share Exchange Agreement and Plan of Reorganization (2)

      10.2  License Agreement

      23.1  Consent of Weinberg & Company, P.A.

      31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a 14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Executive Officer). (3)
----------
(1) Incorporated herein by reference from the Company's Form 10 QSB filed with the Securities and Exchange Commission, File No. 000 11991 on May 28, 2003.

(2) Incorporated herein by reference from the Company's Form 8 K Current Report and amendment thereto as filed with the Securities and Exchange Commission, on May 24, 2004.

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

      Audit Related Fees

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2006.


                              SENSOR SYSTEM SOLUTIONS, INC.


                              By: /s/ Michael Young
                                  ------------------------
                                  Michael Young
                                  Chief Executive Officer and
                                  Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities.

Signatures                    Title                               Date

/s/ Michael Young             Chief Executive Officer and         March 21, 2006
-------------------------     Principal Accounting Officer
Michael Young


/s/ Hanlin Chen               Director                            March 21, 2006
-------------------------
Hanlin Chen

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

                                    CONTENTS
                                    --------


PAGE            1     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE            2     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE            3     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                      2004 (CONSOLIDATED) AND 2003

PAGE            4     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE
                      YEAR ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

PAGE            5     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                      2004 (CONSOLIDATED) AND 2003

PAGES       6 -16     NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004
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

The accompanying consolidated 2004 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders' deficiency of $1,023,191 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 4, 2005, except for Notes 9 and 13, as to which the date is February 8,
2006

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash                                                $     17,115
  Accounts receivable                                      100,530
  Inventory                                                220,445
  Prepaids and other current assets                         24,552
                                                      ------------
    Total current assets                                   362,642
  Property and equipment, net                              320,717
  Other assets                                              54,112
                                                      ------------
  Total assets                                        $    737,471
                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $    720,817
  Notes payable                                            263,923
  Notes payable, related parties                           718,133
  Current portion of capital lease obligations               7,819
    Current portion of deferred rent concession              5,258
                                                      ------------
     Total current liabilities                           1,715,950
                                                      ------------

LONG TERM LIABILITIES
  Capital lease obligations, net of current portion         34,199
  Deferred rent concession, net of current portion          10,513
                                                      ------------
                                                            44,712
                                                      ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY (See Note 13)
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, none outstanding                          -
  Common stock, $.001 par value, 180,000,000 shares
    authorized, 3,976,868 issued and outstanding             3,977
  Common stock to be issued (7,700,000 shares)           9,300,000
  Additional paid in capital                             4,867,790
  Deferred compensation                                   (186,400)
  Accumulated deficit                                  (15,008,558)
                                                      ------------
    Total stockholders' deficiency                      (1,023,191)
                                                      ------------
Total liabilities and stockholders' deficiency        $    737,471
                                                      ============

                 See accompanying notes to financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
          For the years ended December 31, 2004 (Consolidated) and 2003

                                                              2004             2003
                                                         ---------------    -----------
                                                          (Consolidated)
Sale, net                                                $       661,340    $   436,071

Cost of goods sold                                               579,790        401,697
                                                         ---------------    -----------

Gross profit                                                      81,550         34,374
                                                         ---------------    -----------

Operating expenses                                             1,292,072        874,506
Amortization of discount on notes payable                        651,868        121,223
Stock-based compensation costs                                 1,800,000             --
                                                         ---------------    -----------
  Total operating expenses                                     3,743,940        995,729
                                                         ---------------    -----------

Net loss                                                 $    (3,662,390)   $  (961,355)
                                                         ===============    ===========

Loss per common share, basic and diluted                 $         (0.46)   $     (0.39)
                                                         ===============    ===========

Weighted average shares outstanding, basic and diluted         7,920,079      2,486,539
(See Note 13)                                            ===============    ===========


                 See accompanying notes to financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          For the years ended December 31, 2004 (Consolidated) and 2003

                       Sensor      Sensor      ACSI          ACSI
                       common      comon      common        common       Common                     Additional
                       stock       stock      stock         stock      stock to be     Treasury       paid-in      Deferred
                       shares      amount     shares        amount       issued         stock         capital    compensation
                     ------------  ------  ------------  ------------  ------------  ------------  ------------  ------------
Ba lance
January 1, 2003                --  $   --     2,466,868  $  3,433,679  $         --  $    (10,000) $    198,000  $   (198,000)

Issuance of
stock for
settlement
of amount due
to vendor                      --      --        82,969       160,000            --            --            --            --

Issuance of
stock
for settlement
of accounts
payable                        --      --        35,058        45,834            --            --            --            --

Intrinsic value
of
common stock
issued with
notes payable                  --      --            --            --            --            --       315,666            --

Issuance of
stock options                  --      --            --            --            --            --        72,270       (72,270)

Amortization
of deferred
compensation                   --      --            --            --            --            --            --        49,500

Net loss                       --      --            --            --            --            --            --            --
                     ------------  ------  ------------  ------------  ------------  ------------  ------------  ------------
Balance December
31, 2003                       --      --     2,584,895     3,639,513            --       (10,000)      585,936      (220,770)

Common stock of
Sensor
outstanding when
Advanced Custom
Sensors,
Inc was merged into
Sensor, Inc.            1,391,962   1,392            --            --            --            --        (1,392)           --

Exchange of
Advanced
Custom Sensors,
Inc.
common stock for
Sensor, Inc.
common stock            2,584,906   2,585    (2,584,895)   (3,639,513)           --        10,000     3,626,928            --

Stock options
issued
to employees                   --      --            --            --            --            --        19,800       (19,800)

Common stock
warrants
issued with notes
payable                        --                    --            --            --            --       636,518            --

Amortization of
deferred
compensation                   --      --            --            --            --            --            --        54,170

Stock to be issued
(200,000 shares) for
settlement of note
payable                        --      --            --            --       300,000            --            --            --

Compensatory stock
to be
issued (1,500,000
shares)                                                                   1,800,000            --            --            --

Stock dividend to
be issued
(6,000,000 shares)                                                        7,200,000            --            --            --

Net loss                       --                    --            --            --            --            --            --
                     ------------  ------  ------------  ------------  ------------  ------------  ------------  ------------
Balance December
31, 2004                3,976,868  $3,977  $         --  $         --  $  9,300,000  $         --  $  4,867,790  $   (186,400)
(See Note 13)        ============  ======  ============  ============  ============  ============  ============  ============





                        Accumulated
                          deficit           Total
                       ------------    ------------
Ba lance
January 1, 2003        $ (3,184,813)   $    238,866

Issuance of
stock for
settlement
of amount due
to vendor                        --         160,000

Issuance of
stock
for settlement
of accounts
payable                          --          45,834

Intrinsic value
of
common stock
issued with
notes payable                    --         315,666

Issuance of
stock options                    --              --

Amortization
of deferred
compensation                     --          49,500

Net loss                   (961,355)       (961,355)
                       ------------    ------------
Balance December
31, 2003                 (4,146,168)       (151,489)

Common stock of
Sensor
outstanding when
Advanced Custom
Sensors,
Inc was merged into
Sensor, Inc.                     --              --

Exchange of
Advanced
Custom Sensors,
Inc.
common stock for
Sensor, Inc.
common stock                     --              --

Stock options
issued
to employees                     --              --

Common stock
warrants
issued with notes
payable                          --         636,518

Amortization of
deferred
compensation                     --          54,170

Stock to be issued
(200,000 shares) for
settlement of note
payable                          --         300,000

Compensatory stock
to be
issued (1,500,000
shares)                          --       1,800,000

Stock dividend to
be issued
(6,000,000 shares)       (7,200,000)             --

Net loss                 (3,662,390)     (3,662,390)
                       ------------    ------------
Balance December
31, 2004               $(15,008,558)   $ (1,023,191)
(See Note 13)          ============    ============



                 See accompanying notes to financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
          For the years ended December 31, 2004 (Consolidated) and 2003

                                                                        2004            2003
                                                                  --------------    -----------
                                                                  (Consolidated)
Cash flows from operating activities:
Net loss                                                          $   (3,662,390)   $  (961,355)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Stock-based compensation costs                                         1,800,000             --
Costs related to settlement of note payable                              140,000             --
Depreciation and amortization                                            109,954        113,927
Amortization of discount cost on notes payable                           651,868        121,223
Amortization of deferred compensation                                     54,170         49,500
Changes in operating assets and liabilities:
  Accounts receivable                                                    (32,992)       (24,059)
  Inventories                                                            (20,913)       (31,333)
  Prepaids and other current assets                                      (20,445)        (4,001)
  Accounts payable and accrued expenses                                  370,685        234,399
  Deferred rent concession                                                15,770             --
                                                                  --------------    -----------
    Net Cash Used In Operating Activities                               (594,293)      (501,699)
                                                                  --------------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                                      (3,957)        (1,289)
                                                                  --------------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                                            590,000        407,984
  Proceeds from notes payable, related parties                            20,000        100,000
  Principal payments on capital leases                                    (5,347)            --
                                                                  --------------    -----------
    Net Cash Provided By Financing Activities                            604,653        507,984
                                                                  --------------    -----------

Net increase in cash and cash equivalents                                  6,403          4,996

Cash and cash equivalents, beginning of the year                          10,712          5,716
                                                                  --------------    -----------

Cash and cash equivalents, end of the year                        $       17,115    $    10,712
                                                                  ==============    ===========

Supplemental disclosure of cash flow information
 Cash paid for:
  Interest                                                        $       14,458    $     7,715
                                                                  ==============    ===========
  Taxes                                                           $          800    $       800
                                                                  ==============    ===========
Non-cash investing and financing activities:
Acquisition of equipment through capital lease obligations        $       47,365    $        --
Issuance of stock options                                                 19,800         72,270
Interest payable added to principal amount of notes payable               12,500             --
Discount related to warrants and convertible notes                       636,518        316,666
Issuance of stock for settlement of due to vendor                             --       (160,000)
Issuance of stock for settlement of accounts payable                          --        (45,834)
Common stock to be issued in settlement of note payable                  160,000             --
Stock dividend                                                         7,200,000             --

                 See accompanying notes to financial statements.

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The Company is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

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

All references to "Sensor", "Spectre" and "ACSI", mean Spectre or ACSI separately prior to the Merger and Sensor (the Company) after the Merger.

The Company agreed that it would "spin-off" certain assets and liabilities included in Spectre in connection with the Merger on May 24, 2004. These assets and liabilities were transferred to Spectre Holdings, Inc. (Spectre Holdings), a wholly-owned subsidiary of the Company. On December 15, 2004, in consideration for making and guaranteeing certain representations, warranties and obligation in connection with the Agreement and Plan of Merger dated March 13, 2004 by and between the Company and ACSI, the Company transferred 20,878,081 shares of common stock, which are all of the issued and outstanding shares of Spectre Holdings to Ian Grant, a Director of the Company and shareholder in Spectre. As the Company never had direct or indirect control of those assets and liabilities, Spectre Holdings was not considered owned at the date of the Merger.

Going concern

The Company incurred a net loss of $3,662,390 and a negative cash flow from operations of $594,293 for the year ended December 31, 2004, and had a working capital deficiency of $1,353,308 and a stockholders' deficiency of $1,023,191 at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at December 31, 2004, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005. The Company completed a merger and recapitalization on May 20, 2004, with Spectre Industries, Inc., a public company, to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventory is stated at the lower of cost (first in, first out method) or market.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life.

Impairment of long lived assets

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

Note payable debt discount cost

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

Stock-based compensation

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation-Transition and Disclosures" as well as those outlined in SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock issued to Employees" and related interpretations in accounting for the Company's stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non employees are accounted for at fair value equal to the excess of the estimated fair value of the Company's stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non employees in 2004 or 2003.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                 Year ended December 31:
                                                    2004           2003
                                                -----------    -----------

Net loss                                        $(3,662,390)   $  (961,355)
Add: Stock-based expense included in net loss        54,170         49,500
Deduct: Fair value based stock based expense        (58,880)       (51,750)
                                                -----------    -----------
Pro forma net loss                              $(3,667,100)   $  (963,605)
                                                ===========    ===========

Basic and diluted earnings per share:
As reported                                     $     (0.46)   $     (0.39)
Pro forma under SFAS No. 123                    $     (0.46)   $     (0.39)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period (see Notes 9 and 13). Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of December 31, 2004 and 2003, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2004 and 2003.

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Fair value of financial instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and notes payable to related parties as of December 31, 2004 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying value of long term obligations approximates the fair value based on the effective interest rates compared to current market rates.

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

The Company had four customers that accounted for 29% and 42% of sales in the years ended December 31, 2004 and 2003, respectively. Approximately 90% and 10% of the Company's sales in the years ended December 31, 2004 and 2003 were to customers in North America and Asia respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

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

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 2 INVENTORY

Inventory consists of the following as of December 31, 2004:

Raw materials                                                         $  149,840
Work in process                                                            1,749
Finished goods                                                            68,856
                                                                      ----------

                                                                      $  220,445
                                                                      ==========

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

Machinery and equipment                                              $  586,812
Office equipment                                                          2,636
Furniture and fixtures                                                   17,398
Equipment under capital leases                                           47,365
Leasehold improvements                                                  143,637
                                                                     ----------
                                                                        797,848

Less accumulated depreciation and amortization                         (477,131)
                                                                     ----------

                                                                     $  320,717
                                                                     ==========

Depreciation and amortization expense of $109,954 and $113,927 is reflected in the accompanying Statement of Operations for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004 the Company maintained tooling assets with a net book value of approximately $112,000 at their main supplier located in Taiwan. Although this country is considered politically and economically stable, it is possible that unanticipated events in this foreign country could disrupt the operations of the Company because their main supplier is located there, has possession of the tooling assets, and manufactures certain products.

NOTE 4 INVESTMENT IN AFFILIATED ENTITY

The Company owns 7.5% of TransOptix, Inc. (TransOptix), a company involved in the design and manufacturing of optical switches for telecommunication. The Company's Chief Executive Officer is also the Chief Executive Officer of TransOptix and owns 12% of TransOptix. At December 31, 2003, the Company and the Company's Chief Executive Officer owned 14.3% and 15%, respectively, in TransOptix. These percentages were reduced in 2004 when additional investments were made from its board members. As a result of the combined equity holdings of TransOptix by the Company and its Chief Executive Officer, the Company accounts for this investment under the equity method of accounting. The Company discontinued applying the equity method in 2002 when Company's share of losses of TransOptix exceeded its investment in TransOptix. The Company did not record any income or loss from TransOptix in 2004 or 2003. The Company and TransOptix share the same office and facility. There were no transactions between the Company and TransOptix in 2004 or 2003.

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Summarized unaudited financial information for TransOptix, Inc. is as follows:

                                                                   December 31,
                                                                        2004
                                                                   ------------

Current assets                                                     $    363,082
Fixed assets, net                                                       359,011
Other Assets                                                             23,079
                                                                   -------------

                                                                   $    745,172
                                                                   ============

Current liabilities                                                $     37,905
Note payable-stockholder                                                 12,488
Note payable                                                          2,249,920
Stockholders' deficiency                                             (1,555,141)
                                                                   -------------

                                                                   $    745,172
                                                                   ============

                                                   Year ended       Year ended
                                                  December 31,     December 31,
                                                     2004              2003
                                                 ------------      ------------

Revenues                                         $    674,702      $     94,099
Cost of revenues                                      441,861            26,893
                                                 ------------      -------------
Gross profit                                          232,841            67,206
Operating expenses                                  1,399,446         1,002,491
                                                 ------------      -------------
Net loss                                         $ (1,166,605)     $   (935,285)
                                                 ============      ============

NOTE 5 NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:
Two lines of credit, unsecured, interest payable monthly at 8.5% and 9.5% per
annum, due on demand.                                                                       $      92,983


Note payable, unsecured, interest payable monthly at Prime + 3% per annum (prime
rate at December 31, 2004 was 5.25%), due on demand.                                               40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public stock offerings (see Note 9 with regard
to the September 3, 2004 settlement agreement).                                                    90,000

Two notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through October 18, 2005. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $57,857, have been recorded as loan discount costs and are being
amortized over the life of the respective note as additional interest cost.                        90,000

Less remaining debt discount                                                                      (49,060)
                                                                                            -------------
                                                                                            $     263,923
                                                                                            =============

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 6 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2004:
Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due December 31, 2004. In connection with the note payable, the Company issued warrants to purchase 190,665 shares of ACSI's common stock at $.50 per share and 110,000 shares of Spectre's common stock at a price equal to 85% of the average trading price of the Company common stock at March 16, 2005. The intrinsic value of the warrants, valued at $190,665, has been recorded as loan discount costs and are being amortized over the life of the note as additional interest cost. The Company is
currently negotiating an extension of this note.                                            $     190,665

Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. At maturity, the note is convertible at the holder's option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an
extension of this note.                                                                           110,000

Note payable to an employee of the Company, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. At maturity, the note is convertible at the holder's option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $12,857, has been recorded as loan discount costs and is being amortized over the life of the note
as additional interest cost.                                                                       20,000

Note payable, secured by accounts receivable of the Company, interest at 10%, due February 11, 2005. The note payable was originally issued by ACSI. In connection with the note payable, ACSI issued warrants to purchase 500,000 shares of stock at $.50 per share (the ACSI shares are convertible into
14,088,865 shares of the Company's common stock). The note was payable to Sino-
American, Inc., a company controlled by Mr. Hanlin Chen, a director of the
Company. The intrinsic value of the warrants was valued at $500,000 was recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. On March 15, 2005, the warrants were exercised for
$250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company's common stock at approximately $0.77 per share, which approximated the market value of
the stock on March 15, 2005.                                                                      500,000


Note payable, secured by all assets of the Company, interest at 8% per annum, due October
1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares are convertible into 704,425 shares of the Company's common stock).  The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost.  The original note was due September 16, 2004.  On October 2, 2004, a new note was issued to replace the original note.  At maturity, the new note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the
30 trading days immediately preceding the conversion date.  In addition, the new note has a warrant attached that, once the new note is converted into stock, allows the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.  The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679 has been recorded as loan discount cost and is being amortized over the life of the new note as additional interest cost.  On March 15, 2005, the ACSI warrant was exercised for $12,500 of the debt outstanding.  The balance of the note payable and accrued interest ($16,012)
was exchanged for 21,353 shares of the Company's common stock at approximately $0.77 per
share, which approximated the market value of the stock on March 15, 2005.                         27,500

Less remaining debt discount                                                                     (130,032)
                                                                                            -------------
                                                                                            $     718,133
                                                                                            =============

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

NOTE 7 CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:

                              Years ending December 31,         Amount
-----------------------------------------------------------   ----------
                                      2005                    $   12,732
                                      2006                        12,732
                                      2007                        12,732
                                      2008                        12,732
                                      2009                         3,543
                                                              ----------
                                                                  54,471
Amount representing interest                                     (12,453)
                                                              ----------
Present value of minimum lease payments                           42,018
Less: Current portion                                             (7,819)
                                                              ----------
                                                              $   34,199
                                                              ==========
NOTE 8 INCOME TAXES

There is no income tax provision due to continuing tax losses.

Significant components of the Company's deferred income tax assets at December 31, 2004 and 2003 are as follows:

                                                        2004             2003
                                                    -----------     -----------
Deferred income tax asset:
Net operating loss carry forward                    $ 1,716,000     $   850,000
Valuation allowance                                  (1,716,000)       (850,000)
                                                    -----------     -----------
Net deferred income tax asset                       $         -     $         -
                                                    ===========     ===========

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

                                                       2004           2003
                                                   -----------     -----------
Tax expense at the U.S. statutory
Income tax rate                                          (34.0)%         (34.0)%
Increase in the valuation allowance                       34.0            34.0
                                                   -----------     -----------
Effective income tax rate                                   --%             --%
                                                   ===========     ===========

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

A full valuation allowance has been established due to the lack of earnings to support recognition of the deferred tax assets recorded.

NOTE 9 STOCKHOLDERS' EQUITY

On May 24, 2004 (the date of the Merger, see Note 1), the Company issued 2,584,905 shares of its common stock and warrants to purchase up to 47,802,373 shares of its common stock (see Note 12), to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. . On December 4, 2004, the Company granted 7,500,000 shares of its common stock (which are included in the weighted average shares computation from May 24, 2004) to five current shareholders who were shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. Of the shares granted on December 4,2004, 1,500,000 shares represented stock-based compensation in the amount of $1,800,000 and 6,000,000 shares were deemed to be a stock dividend (see Note 13). The fair value of the shares granted was determined to be $1.20 per share based on the OTC Bulletin Board (OTCBB) closing price for the Company's stock on December 3, 2004, the most recent closing price prior to the grant for the Company's stock.

Effective June 8, 2004 the Board of Directors initiated a fifteen for one reverse split of the common stock. It also increased the authorized number of common stock shares from 100,000,000 to 180,000,000. All share and per share amounts included herein have been restated to reflect the effects of the split as if had occurred at the beginning of the period.

On September 3, 2004, the Company negotiated a settlement of an unsecured note payable for $250,000 that was due March 9, 2004. Terms of the settlement require the Company to pay $90,000 plus interest at 10% per annum, payable from future stock offerings. In addition, the Company is to issue 200,000 shares of common stock to the lender. The fair value of the shares to be issued was determined to be $1.50 per share based on the OTCBB closing price for the Company's stock on September 3, 2004, for a total fair value of $300,000. The Company recorded the difference between the net carrying amount of the extinguished note ($250,000) and the settlement price ($390,000) as settlement costs on note payable of $140,000 in the accompanying financial statements.

NOTE 10 STOCK OPTIONS AND WARRANTS

Stock Option Plan

The Company has a stock option plan, which provides for the granting of options to employees, independent representatives and directors of the Company. The Company is authorized to issue 200,000 shares of common stock. The exercise price is fixed by the plan administrator. The shares vest over 4 years upon the optionee's completion of service. The options expire ten years from the date of grant.

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

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

At December 31, 2004, options outstanding are as follows:

                                                                       Average
                                                                       Exercise
                                                         Shares         Price
                                                      -----------    -----------

Balance at January 1, 2004                                136,500    $       .50
Granted                                                    10,000    $       .50
Exercised                                                      --
Cancelled                                                 (50,000)   $       .50
                                                      -----------    -----------
Balance at December 31, 2004                               96,500    $       .50
                                                      ===========    ===========

      Additional information regarding options outstanding as of December 31, 2004 is as follows:

                             Options outstanding            Options exercisable
                          ---------------------------     ---------------------
                                          Weighted
                                           average        Weighted                  Weighted
                                          remaining       average                   average
                             Number      contractual      exercise     Number       exercise
    Exercise price         outstanding   life (years)      price     exercisable     price
    --------------         -----------   ------------    ---------   -----------    --------
         $0.50               96,500          1.5          $ 0.50         --           --

Warrants

During 2003, in conjunction with the issuance of certain notes payable, the board of directors approved the issuance of warrants to purchase a total of 315,666 shares of the Company's common stock. The warrants are exercisable at $.50 per share, are exercisable upon issuance, and expire in five years from issuance. The warrants had a total fair value of $315,666, which has been accounted for as notes payable - debt discount cost and is being amortized over the life of the related debt.

During 2004, in conjunction with the issuance of a note payable, the board of directors approved the issuance of warrants to purchase a total of 500,000 shares of the Company's common stock. The warrants are exercisable at $.50 per share, are exercisable upon issuance, and expire in five years from issuance. The warrants had a total fair value of $500,000, which has been accounted for as note payable-debt discount cost and is being amortized over the life of the related debt.

On May 24, 2004, as part of the merger between the Company and ACSI, the Company issued warrants to purchase up to 47,802,464 shares of its common stock. The warrants are exercisable at $.0001 per share, are exercisable six months after the merger closing date, and expire three years from issuance.


At December 31, 2004, stock warrants outstanding were as follows:

                                                                        Average
                                                                       Exercise
                                                           Shares        Price
                                                         ----------   ----------
Balance at January 1, 2004                                  315,666   $      .50
Granted                                                  48,302,373   $     .005
Exercised                                                        --
Cancelled                                                        --
                                                         ----------   ----------
Balance at December 31, 2004                             48,618,039   $     .008
                                                         ==========   ==========

                          SENSOR SYSTEM SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

Additional information regarding stock purchase warrants outstanding as of December 31, 2004 is as follows:

                            Warrants outstanding          Warrants exercisable
                          ---------------------------     ---------------------
                                          Weighted
                                           average        Weighted                  Weighted
                                          remaining       average                   average
                             Number      contractual      exercise     Number       exercise
    Exercise price         outstanding   life (years)      price     exercisable     price
    --------------         -----------   ------------    ---------   -----------    --------
        $0.50                 815,666         4.5        $   0.50        816,666    $   0.50
                           47,802,373
       $.0001                      (A)        3.0        $  .0001     47,802,373    $  .0001

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

Future minimum lease commitments for the Company's share under this lease at December 31, 2004 are as follows:

                              Year Ended December 31,         Amount
-----------------------------------------------------------   ----------
                                      2005                    $  104,131
                                      2006                       104,906
                                      2007                        91,520
                                                              ----------
                                                              $  300,557
                                                              ==========

The total lease commitment as of December 31, 2004 for which the Company could be contingently liable in the event of default of TransOptix is approximately $650,000. Rent expense for the years ended December 31, 2004 and 2003 was $122,905 and $116,588 respectively.

NOTE 12 SUBSEQUENT EVENTS

On January 26, 2005, in relation to the Merger, warrants for 47,802,373 shares of common stock were exercised for $ 0.001 per share.

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

NOTE 13 REVISION TO PREVIOUSLY FILED FINANCIAL STATEMENTS

This revision to the Company's financial statement that are included in its Form 10-KSB for the year ended December 31, 2004 revises the per share value of compensatory stock granted on December 4, 2004 to five individuals, including two directors of the Company. The 7,500,000 shares had originally been valued at $0.24 each or $1,800,000 in total. This was revised to reflect that 1,500,000 shares were treated as compensatory stock with a fair market value of $1.20 per share for a total of $1,800,000 and the remaining 6,000,000 shares were treated as a stock dividend in the amount of $7,200,000. All share and per share amounts were also revised to reflect the effects of the grant as if it had occurred at the date of the merger with ACSI. There was no change to total assets as of December 31, 2004 or net loss for the year then ended.

Stockholders' deficiency was revised as follows:

                                                 December 31, 2004
                                 --------------------------------------------------
                                 As previously reported      As currently reported
                                 -----------------------    -----------------------
Common stock                     $           3,977          $             3,977
Common stock to be issued                2,100,000                    9,300,000
Additional paid in capital               4,867,790                    4,867,790
Deferred compensation                     (186,400)                    (186,400)
Accumulated deficit                     (7,808,558)                 (15,008,558)
                                 -----------------          -------------------
Total stockholders' deficiency   $      (1,023,191)         $        (1,023,191)
                                 =================          ===================

Loss per common share and weighted average shares outstanding were revised as follows:

                                        For the year ended December 31, 2004
                                 --------------------------------------------------
                                 As previously reported      As currently reported
                                 -----------------------    -----------------------
Loss per common share                 $     (1.12)                 $      (0.46)
                                      ===========                  ============

Weighted average shares outstanding     3,280,831                     7,920,079
                                      ===========                  ============