Form 10QSB/A
period 2005-03-31
SENSOR SYSTEM SOLUTIONS INC
filed 2006-04-03
CIK 1111872

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                         Commission File number 0-024828

                          SENSOR SYSTEM SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                    98-0204898
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

                                 Yes |_| No |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2005           1
         (unaudited) and December 31, 2004.


         Condensed Consolidated Statements of Operations for three
         months ended March 31, 2005 and 2004 (unaudited)                     2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the three months ended March 31, 2005 (unaudited)     3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited)               4

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                       5-10

Item 2.  Management's Discussion and Analysis or Plan of Operations       11-16

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                                    17

Item 2.  Changes In Securities and Small Business Issuer Purchases of
         Equity Securities                                                   17

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission Of Matters To a Vote Of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

SIGNATURES                                                                   19

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        As of March 31, 2005 (Unaudited)
                              and December 31, 2004

                                     ASSETS

                                                                            March 31, 2005    December 31,
   CURRENT ASSETS                                                             (Unaudited)        2004
                                                                             ------------    ------------
 Cash                                                                        $     47,716    $     17,115
 Accounts receivable                                                              131,065         100,530
 Inventory                                                                        212,522         220,445
 Prepaids and other current assets                                                  4,872          24,552
                                                                             ------------    ------------
         Total current assets                                                     396,175         362,642

Property and equipment, net                                                       294,801         320,717

Other assets                                                                       54,112          54,112
                                                                             ------------    ------------

Total assets                                                                 $    745,088    $    737,471
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                       $    691,659    $    720,817
 Notes payable                                                                    363,386         263,923
 Notes payable, related parties                                                   335,575         718,133
 Current portion of capital lease obligations                                       7,819           7,819
 Current portion of deferred rent concession                                        4,756           5,258
                                                                             ------------    ------------
         Total current liabilities                                              1,403,195       1,715,950
                                                                             ------------    ------------

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion                                  32,336          34,199
Deferred rent concession, net of current portion                                    9,515          10,513
                                                                             ------------    ------------
                                                                                   41,851          44,712
                                                                             ------------    ------------

Commitments and contingencies                                                          --              --

STOCKHOLDERS' DEFICIENCY (see Note 5)
 Preferred stock, $.001 par value, 20,000,000
  shares authorized, none outstanding                                                  --              --
 Common stock, $.001 par value, 180,000,000
 shares authorized, 59,279,241 and 3,976,868 shares issued and outstanding         59,279           3,977
 Common stock to be issued (15,404,871 and 7,700,000 shares)                      878,512       9,300,000
 Additional paid-in capital                                                    13,874,202       4,867,790
 Deferred compensation                                                            (75,458)       (186,400)
 Accumulated deficit                                                          (15,436,493)    (15,008,558)
                                                                             ------------    ------------
         Total stockholders' deficiency                                          (699,958)     (1,023,191)
                                                                             ------------    ------------

Total liabilities and stockholders' deficiency                               $    745,088    $    737,471
                                                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended March 31, 2005 and 2004 (Unaudited)

                                                                     2005            2004
                                                                 ------------    ------------
Sales, net                                                       $    205,015    $    107,279

Cost of goods sold                                                    147,274         105,665
                                                                 ------------    ------------

Gross profit                                                           57,741           1,614
                                                                 ------------    ------------

Operating expenses                                                    330,555         174,342

Amortization of discount on notes payable                             155,121          60,612
                                                                 ------------    ------------
     Total operating expenses                                         485,676         234,954
                                                                 ------------    ------------

Net loss                                                         $   (427,935)   $   (233,340)
                                                                 ============    ============

Loss per common share, basic and diluted                         $       (.01)   $       (.09)
                                                                 ============    ============

Weighted average shares outstanding, basic and
diluted (see Note 5)                                               59,279,241       2,584,896
                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              For the three months ended March 31, 2005 (Unaudited)

                              Common Stock      Common Stock to be issued
                        ----------------------  -------------------------    Additional
                                                                               paid-in      Deferred    Accumulated
                           Shares      Amount      Shares         Amount       capital    compensation    deficit         Total
                        -----------  ---------  -----------   -----------   -----------   ------------  ------------   -----------
Balance January 1,
  2005 (see Note 5)       3,976,868   $  3,977    7,700,000   $ 9,300,000   $ 4,867,790     (186,400)   $(15,008,558)   $(1,023,191)

Forfeit of  stock
  options                        --         --           --            --       (99,000)      99,000              --             --

Compensatory stock
   issued                 1,500,000      1,500   (1,500,000)   (1,800,000)    1,798,500           --              --             --

Stock dividend
   issued                 6,000,000      6,000   (6,000,000)   (7,200,000)    7,194,000           --              --             --

Warrants exercised
  by shareholders
  from merger            47,802,373     47,802           --            --       (47,802)          --              --             --

Exercise of warrants
  for settlement
  of debt                        --         --   14,793,290       262,500            --           --              --        262,500

Common stock to be
  issued for
  settlement of debt             --         --      411,581       316,012            --           --              --        316,012

Intrinsic value of
  common stock
  warrants issued
  with note payable              --         --           --            --       160,714           --              --        160,714

Amortization of
  deferred
  compensation                   --         --           --            --            --       11,942              --         11,942

Net loss                         --         --           --            --            --           --        (427,935)      (427,935)
                        -----------   --------  -----------   -----------   -----------   -----------   ------------    -----------

Balance March 31, 2005   59,279,241   $ 59,279   15,404,871   $   878,512   $13,874,202   $  (74,458)   $(15,436,493)   $  (699,958)
                        ===========   ========  ===========   ===========   ===========   ===========   ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For three months ended March 31, 2005 and 2004 (Unaudited)

                                                                                  2005            2004
                                                                              ------------    ------------
Cash flows from operating activities:

Net loss                                                                      $   (427,935)   $   (233,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       25,916          28,480
Amortization of discount on notes payable                                          155,121          60,612
Amortization of deferred compensation                                               11,942          12,375
Changes in operating assets and liabilities:
      Accounts receivable                                                          (30,535)          9,413
      Inventory                                                                      7,923          38,600
      Prepaids and other current assets                                             19,680         (57,076)
      Deferred rent                                                                 (1,500)             --
      Accounts payable and accrued expenses                                         21,852           6,071
                                                                              ------------    ------------
                 Net Cash Used In Operating Activities                            (217,536)       (134,865)
                                                                              ------------    ------------

Cash flows from investing activities:
 Purchase of property and equipment                                                     --          (1,346)
                                                                              ------------    ------------

Cash flows from financing activities:
 Proceeds from notes payable                                                       250,000         250,000
 Principal payments on capital leases                                               (1,863)             --
                                                                              ------------    ------------
          Net Cash Provided By Financing Activities                                248,137         250,000
                                                                              ------------    ------------

Net increase in cash and cash equivalents                                           30,601         113,789

Cash and cash equivalents, beginning of period                                      17,115          10,711
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $     47,716    $    124,500
                                                                              ============    ============

Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                                                 $      5,179    $      1,148
                                                                              ============    ============
     Taxes                                                                    $        800    $        800
                                                                              ============    ============
Non-cash investing and financing activities:

Forfeiture of stock options                                                   $     99,000    $         --
Accrued interest added to notes payable principal                                   51,013              --
Discount related to warrants and convertible notes                                 160,714          60,612
Exercise of warrants for debt outstanding                                          262,500              --
Conversion of notes payable                                                        316,012              --

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

Going concern

The Company incurred a net loss of $427,935 and a negative cash flow from operations of $217,536 for three months ended March 31, 2005, and had a working capital deficiency of $1,007,020 and a stockholders' deficiency of $699,958 at March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at March 31, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005. The Company completed a merger and recapitalization on May 20, 2004, with Spectre Industries, Inc., to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                Three months ended March 31:
                                                    2005            2004
                                                ------------    ------------
Net loss                                        $   (427,935)   $   (233,340)
Add: Stock-based expense included in net loss         11,942          12,375
Deduct: Fair value based stock-based expense         (14,720)        (14,720)
                                                ------------    ------------
Pro forma net loss                              $   (430,713)   $   (235,685)
                                                ============    ============

Basic and diluted earnings per share:
As reported                                     $       (.01)   $      (0.09)
Pro forma under SFAS No. 123                    $       (.01)   $      (0.09)


Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period(see Note 5). Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of March 31, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of March 31, 2005 and 2004, the Company had granted warrants for 8,190,155 and 19,461,805 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

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

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 NOTES PAYABLE

Notes payable consist of the following at March 31, 2005 and December 31, 2004:

                                                                                       March 31,
                                                                                         2005        December 31,
                                                                                      (unaudited)        2004
                                                                                     ------------    ------------
Two lines of credit, unsecured, interest payable monthly at 8.75%
and 10.0% per annum, due on demand.                                                  $     92,983    $     92,983

Note payable, unsecured, interest payable monthly at Prime + 3% per annum
(prime rate at March 31, 2005 was 5.75%), due on demand.                                   40,000          40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable
as a percentage of any future private or public stock offerings.                           90,000          90,000

Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through February 21, 2006. At December 31,
2004, there were two notes payable totaling $ 90,000. On February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The aggregate intrinsic value of the beneficial conversion feature of these notes and warrants, valued at $186,428 (of which
$128,571 is related to the note issued in 2005), has been recorded as loan discount costs and is being amortized over the life of the respective note as
additional interest cost.                                                                 290,000          90,000

Less remaining debt discount                                                             (149,597)        (49,060)
                                                                                     ------------    ------------

                                                                                     $    363,386    $    263,923
                                                                                     ============    ============

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 3 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2005 and December 31, 2004:

                                                                                       March 31,
                                                                                         2005         December 31,
                                                                                      (unaudited)         2004
                                                                                     ------------    ------------
Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 14.25% per annum, due December 31, 2004.
The note payable was originally issued by Advanced Custom Sensors, Inc. (ACSI), which merged with the company in 2004. In connection with the note payable, ACSI issued a warrant expiring September 17, 2008, to purchase 190,665 shares of
ACSI's common stock at $.50 per share (The ACSI warrant is convertible into
5,372,940 shares of the Company's stock). The intrinsic value of the warrant
($190,665) has been recorded as loan discount costs and are being amortized over the life of the note as additional interest cost. The Company is currently
negotiating an extension of this note.                                               $    190,665    $    190,665

Note payable to the sister of the Company's Chief Executive Officer, secured by all assets of the Company, interest at 10.0% per annum, due March 15, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant expiring September 17, 2008, to purchase 100,000 shares of stock at $.50 per share (the ACSI warrant is convertible into 2,817,215 shares of the
Company's common stock). The intrinsic value of the original warrant ($100,000)
was recorded as a loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September
16, 2004. On September 16, 2004, a new note issued to replace the original note.
At maturity, the new note is convertible at the holder's option at a conversion price equal to 80% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.
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

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

Note payable, secured by accounts receivable of the Company, interest at 10%, due February 11, 2005. The note payable was originally issued by ACSI. In connection with the note payable, ACSI issued a warrant to purchase 500,000 shares of stock at $.50 per share (the ACSI warrant is convertible into
14,088,865 shares of the Company's common stock). The note was payable to
Sino-American, Inc., a company controlled by Mr. Hanlin Chen, a director of the
Company. On March 15, 2005, the warrant was exercised for $250,000 of the debt outstanding. The balance of the note payable and accrued interest ($300,000) was exchanged for 390,228 shares of the Company's common stock at approximately
$0.77 per share, which approximated the market value of the stock on March 15,
2005.                                                                                          --         500,000

Notes payable to shareholder, secured by all assets of the Company, interest at
8% per annum, due October 1, 2005. The note payable was originally issued by
ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares were convertible into 704,425 shares of the Company's common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due
September 16, 2004. On October 2, 2004, a new note was issued to replace the original note. At maturity, the new note was convertible at the holder's option at a conversion price of equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date.
In addition, the new note has a warrant attached that, once the new noted is converted into stock, allows the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and is amortized over the life of the new note. On March 18,
2005, the ACSI warrant was exercised for $12,500 of the debt outstanding. The
Balance of the note payable and accrued interest ($16,012) was exchanged for
21,353 shares of the Company's common stock at approximately $0.77 per share,
which approximated the market value of the stock on March 15, 2005.                            --          27,500

Less remaining debt discount                                                              (35,090)       (130,032)
                                                                                     ------------    ------------

                                                                                     $    335,575    $    718,133
                                                                                     ============    ============

NOTE 4 STOCKHOLDERS' EQUITY

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

NOTE 5 REVISION TO PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company filed an amendment to its Form 10-KSB for the year ended December 31, 2004 to revise the per share value of compensatory stock granted on December 4, 2004 to five individuals, including two directors of the Company. The 7,500,000 shares had originally been valued at $0.24 each or $1,800,000 in total. This was revised to reflect that 1,500,000 shares were treated as compensatory stock with a fair market value of $1.20 per share for a total of $1,800,000 and the remaining 6,000,000 shares were treated as a stock dividend in the amount of $7,200,000. All share and per share amounts were also revised to reflect the effects of the grant as if it had occurred at the date of the merger with ACSI. There was no change to total assets or net loss as of December 31, 2004 and for the year then ended.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

Stockholders' deficiency was revised as follows:

                                                 December 31, 2004                                   March 31, 2005
                                 -----------------------------------------------    -----------------------------------------------
                                 As previously reported    As currently reported    As previously reported    As currently reported
                                 ----------------------    ---------------------    ----------------------    ---------------------
Common stock                     $                3,977    $               3,977    $               59,279    $              59,279
Common stock to be issued                     2,100,000                9,300,000                   878,512                  878,512
Additional paid in capital                    4,867,790                4,867,790                 6,674,202               13,874,202
Deferred compensation                          (186,400)                (186,400)                  (75,458)                 (75,458)
Accumulated deficit                          (7,808,558)             (15,008,558)               (8,236,493)             (15,436,493)
                                 ----------------------    ---------------------    ----------------------    ---------------------
Total stockholders' deficiency   $           (1,023,191)   $          (1,023,191)   $             (699,958)   $            (699,958)
                                 ======================    =====================    ======================    =====================

Loss per common share and weighted average shares outstanding were revised as follows:

                                           For three months ended March 31, 2004
                                      ----------------------------------------------
                                      As previously reported   As currently reported
                                      ----------------------   ---------------------
Loss per common share                 $                 (.09)  $                (.09)
                                      ======================   =====================

Weighted average shares outstanding                2,486,539               2,584,896
                                      ======================   =====================

Item 2. Management's Discussion And Analysis or Plan of Operation.


Cautionary Statement


Statements in this report on Form 10-QSB that are forward-looking are based on current expectations. Actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties including, but not limited to, the possibility that the demand for our products may decline as a result of possible changes in general and industry specific economic conditions, the effects of competitive pricing and such other risks and uncertainties as are described in this report on Form 10-QSB and other documents previously filed or hereafter filed by us from time to time with the Securities and Exchange Commission. All forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements .

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


ss. Increase the revenue of existing sensor component business . The majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. We will invest in sales and marketing in order to expand our customer base and to secure more OEM projects.

ss. Develop sensor solution business. With the rapid advances in technology and wireless telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless and/or networking. These sensor solutions will provide information continuously to decision makers in all phases of business operation.

ss. Penetrate automotive sensor market through China. By leveraging the marketing channel of our joint venture partner, we will have access to the automotive market in China immediately. Over the next three years we plan to increase our production capacity, product offerings, and our development staff. We anticipate that we will be able to import automotive sensors produced by our joint venture to North America and Europe by 2008.

ss. Strategic acquisition : We plan to grow our business through strategic acquisitions. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

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

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

The Company incurred a net loss of $427,935 and a negative cash flow from operations of $217,536 for three months ended March 31, 2005, and had a working capital deficiency of $1,007,020 and a stockholders' deficiency of $699,958 at March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern.

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

Future minimum annual rental payments for capitalized leases are as follows:

                           Three months ended March 31,                                  Amount
---------------------------------------------------------------------------------    -----------
                                      2005                                               $9,549
                                      2006                                               12,732
                                      2007                                               12,732
                                      2008                                               12,732
                                      2009                                                3,543
                                                                                     -----------
                                                                                         51,288
Amount representing interest                                                            (11,133)
                                                                                     -----------
Present value of minimum lease payments                                                  40,155
Less: Current portion                                                                    (7,819)
                                                                                     -----------
                                                                                       $ 32,336
                                                                                     ===========

The Company leases its office and facility through 2007 under a long term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility is shared with TransOptix, which signed the lease as co-tenant with the Company. The Company and TransOptix have entered into an agreement stipulating each entities share of the rent, however, in event of default by TransOptix, the Company could be contingently liable for the full amount of the rent.

Future minimum lease commitments for the Company's share under this lease at March 31, 2005 are as follows:

Three months ended March 31,

           2005                         $       72,748
           2006                                104,906
           2007                                 91,520
                                        --------------

                                        $      269,174
                                        ==============

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

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained .

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

Item 3. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB . Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange
Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

1. On May 24, 2004, Sensor System Solutions (formerly known as Spectre Industries, Inc.,) a Nevada corporation, entered into an agreement and plan of merger (the Merger) with Advanced Custom Sensors, Inc. (ACSI). Sensor issued 2,584,906 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On January 29, 2005, warrants for 47,802,373 shares of common stock were exercised. The company recorded $47,802, the par value of the stock issued, as an increase in common stock and a reduction to additional paid in capital in the accompanying financial statements .

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

4. Notes payable, secured by all assets of the Company, interest at 8% per annum, due October 1, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant to purchase 25,000 shares of stock at $.50 per share (the ACSI shares are convertible into 704,425 shares of the Company's common stock). The intrinsic value of the original warrant was valued at $25,000, recorded as loan discount cost, and was amortized over the life of the original note as additional interest cost. The original note was due September 16, 2004. On October 2, 2004, a new note was issued to replace the original note. At maturity, the new note was convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the new note has a warrant attached that, once the new note is converted into stock, allows the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the new note and new warrant, valued at $17,679, has been recorded as loan discount costs and is amortized over the life of the new note. On March 18, 2005, the ACSI warrant was exercised for $12,500 of the debt outstanding. The balance of the note payable and accrued interest ($16,012) was exchanged for 21,353 shares of the Company's common stock at approximately $0.77 per share, which approximated the market value of the stock on March 15, 2005.

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

                                    SENSOR SYSTEM SOLUTIONS, INC.

Dated: March 27, 2006               /s/ Michael Young
                                    ----------------------------------
                                    Name: Michael Young
                                    Title: Chief Executive Officer and
                                    Principal Accounting Officer