Form 10QSB/A
period 2005-06-30
SENSOR SYSTEM SOLUTIONS INC
filed 2006-04-03
CIK 1111872

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

                                 Yes |_| No |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited)    1
         and December 31, 2004.

         Condensed Consolidated Statements of Operations for three months and
         six-months ended June 30, 2005 and 2004 (unaudited)                      2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the six-months ended June 30, 2005 (unaudited)            3

         Condensed Consolidated Statements of Cash Flows for the six-months
         ended June 30, 2005 and 2004 (unaudited)                                 4

         Notes to Condensed Consolidated Financial Statements (unaudited)      5-10

Item 2.  Management's Discussion and Analysis or Plan of Operations           11-17

Item 3.  Controls and Procedures                                                 18

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                                        18

Item 2.  Changes In Securities and Small Business Issuer Purchases of
         Equity Securities                                                       18

Item 3.  Defaults Upon Senior Securities                                         18

Item 4.  Submission Of Maters To a vote Of Security Holders                      18

Item 5.  Other Information                                                       18

Item 6.  Exhibits                                                                18

SIGNATURES                                                                       19

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         As of June 30, 2005 (Unaudited)
                              and December 31, 2004

                                     ASSETS

                                                                            June 30, 2005    December 31,
   CURRENT ASSETS                                                             (Unaudited)        2004
                                                                             ------------    ------------
 Cash                                                                        $      5,118    $     17,115
 Accounts receivable                                                              116,326         100,530
 Inventory                                                                        254,693         220,445
 Prepaids and other current assets                                                     --          24,552
                                                                             ------------    ------------
         Total current assets                                                     376,137         362,642
Property and equipment, net                                                       268,885         320,717

Other assets                                                                       54,112          54,112
                                                                             ------------    ------------

Total assets                                                                 $    699,134    $    737,471
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                       $    994,191    $    720,817
 Notes payable                                                                    391,423         263,923
 Notes payable, related parties                                                   343,879         718,133
 Current portion of capital lease obligations                                       7,819           7,819
 Current portion of deferred rent concession                                        4,754           5,258
                                                                             ------------    ------------
         Total current liabilities                                              1,742,066       1,715,950
                                                                             ------------    ------------

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion                                  30,414          34,199
Deferred rent concession, net of current portion                                    8,017          10,513
                                                                             ------------    ------------
                                                                                   38,431          44,712
                                                                             ------------    ------------

Commitments and contingencies                                                          --              --

STOCKHOLDERS' DEFICIENCY (see Note 6)
 Preferred stock, $.001 par value, 20,000,000
  shares authorized, none outstanding                                                  --              --
 Common stock, $.001 par value, 180,000,000
 shares authorized, 59,279,241 and 3,976,868 shares issued and outstanding         59,279           3,977
 Common stock to be issued (15,404,871 and 7,700,000 shares)                      878,512       9,300,000
 Additional paid-in capital                                                    13,874,202       4,867,790
 Deferred compensation                                                            (63,516)       (186,400)
 Accumulated deficit                                                          (15,829,840)     (15,008,558)
                                                                             ------------    ------------
         Total stockholders' deficiency                                        (1,081,363)     (1,023,191)
                                                                             ------------    ------------

Total liabilities and stockholders' deficiency                               $    699,134    $    737,471
                                                                             ============    ============

See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three and six months ended June 30, 2005 and 2004 (Unaudited)

                                                  For the three months ended       For the six months ended
                                                           June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Sales, net                                       $    303,256    $    196,197    $    508,271    $    303,476

Cost of goods sold                                    226,570         104,976         373,844         205,533
                                                 ------------    ------------    ------------    ------------

Gross profit                                           76,686          91,221         134,427          97,943
                                                 ------------    ------------    ------------    ------------

Operating expenses                                    433,693         232,117         764,249         411,567

Amortization of discount on notes payable              36,339         157,834         191,460         218,446
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                         470,032         389,951         955,709         630,013
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (393,346)   $   (298,730)   $   (821,282)   $   (532,070)
                                                 ============    ============    ============    ============

Loss per common share, basic and diluted         $       (.01)   $       (.05)   $       (.01)   $       (.12)
                                                 ============    ============    ============    ============

Weighted average shares outstanding, basic and
diluted (see Note 6)                               59,279,241       6,141,685      59,279,241       4,363,290
                                                 ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
               For the six-months ended June 30, 2005 (Unaudited)

                              Common Stock      Common Stock to be issued
                        ----------------------  -------------------------    Additional
                                                                               paid-in      Deferred    Accumulated
                           Shares      Amount      Shares         Amount       capital    compensation    deficit         Total
                        -----------  ---------  -----------   -----------   -----------   ------------  ------------   -----------
Balance January 1,
  2005 (see Note 6)       3,976,868   $  3,977    7,700,000   $ 9,300,000   $ 4,867,790     (186,400)   $(15,008,558)   $(1,023,191)

Forfeit of  stock
  options                        --         --           --            --       (99,000)      99,000              --             --

Compensatory stock
  issued                  1,500,000      1,500   (1,500,000)   (1,800,000)    1,798,500           --              --             --

Stock dividend
  issued                  6,000,000      6,000   (6,000,000)   (7,200,000)    7,194,000           --              --             --

Warrants exercised
  by shareholders
  from merger            47,802,373     47,802           --            --       (47,802)          --              --             --

Common stock to be
  issued for
  settlement of debt             --         --   14,793,290       262,500            --           --              --        262,500

Common stock to be
  issued for
  settlement of debt             --         --      411,581       316,012            --           --              --        316,012

Intrinsic value of
  common stock
  warrants issued
  with note payable              --         --           --            --       160,714           --              --        160,714

Amortization of
  deferred
  Compensation                   --         --           --            --            --       23,884              --         23,884

Net loss                         --         --           --            --            --           --        (821,282)      (821,282)
                        -----------   --------  -----------   -----------   -----------   -----------   ------------    -----------

Balance June 30, 2005    59,279,241   $ 59,279   15,404,871   $   878,512   $13,874,202   $  (63,516)   $(15,829,840)   $(1,081,363)
                        ===========   ========  ===========   ===========   ===========   ===========   ============    ===========

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

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                  Six months ended June 30:
                                                    2005            2004
                                                ------------    ------------
Net loss                                        $   (821,282)   $   (532,070)
Add: Stock-based expense included in net loss         23,884          24,750
Deduct: Fair value based stock-based expense         (25,960)        (26,900)
                                                ------------    ------------
Pro forma net loss                              $   (823,358)   $   (534,220)
                                                ============    ============

Basic and diluted earnings per share:
As reported                                     $       (.01)   $      (0.12)
Pro forma under SFAS No. 123                    $       (.01)   $      (0.12)


Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period(see Note 6). Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

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
                               ==========     ==========


NOTE 3 NOTES PAYABLE

                   Notes payable consist of the following at:

                                                                                    June 30,
                                                                                      2005        December 31,
                                                                                   (unaudited)        2004
                                                                                  ------------    ------------
Two lines of credit,  unsecured,  interest payable monthly at 9.25%
and 10.0% per annum, due on demand                                                $     92,983    $     92,983

Note payable, unsecured, interest payable monthly at prime + 3% per annum
(prime rate at June 30, 2005 was 6.00%), due on demand                                  40,000          40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public
stock offerings                                                                         90,000          90,000

Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through February 21, 2006. At December 31,
2004, there were two notes payable totaling $ 90,000. On February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date The aggregate intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $186,571 (of which
$128,571 is related to the note issued in 2005), has been recorded as loan discount costs and are being amortized over the life of the respective note as
additional interest cost                                                               290,000          90,000
                                                                                   ------------    ------------

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
             FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                 June 30,
                                                                                   2005        December 31,
                                                                                (unaudited)        2004
                                                                               ------------    ------------

                                                                               ------------    ------------

Less remaining debt discount                                                       (121,560)        (49,060)
                                                                               ------------    ------------

                                                                               $    391,423    $    263,923
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

NOTE 6 REVISION TO PREVIOUSLY FILED FINANCIAL STATEMENTS

The Company filed an amendment to its Form 10-KSB for the year ended December 31, 2004 to revise the per share value of compensatory stock granted on December 4, 2004 to five individuals, including two directors of the Company. The 7,500,000 shares had originally been valued at $0.24 each or $1,800,000 in total. This was revised to reflect that 1,500,000 shares were treated as compensatory stock with a fair market value of $1.20 per share for a total of $1,800,000 and the remaining 6,000,000 shares were treated as a stock dividend in the amount of $7,200,000. All share and per share amounts were also revised to reflect the effects of the grant as if it had occurred at the date of the merger with ACSI. There was no change to total assets or net loss as of December 31, 2004, and for the year then ended.

Stockholders' deficiency was revised as follows:

                                                 December 31, 2004                                    June 30, 2005
                                 -----------------------------------------------    -----------------------------------------------
                                 As previously reported    As currently reported    As previously reported    As currently reported
                                 ----------------------    ---------------------    ----------------------    ---------------------

Common stock                     $                3,977    $               3,977    $               59,279    $              59,279
Common stock to be issued                     2,100,000                9,300,000                   878,512                  878,512
Additional paid in capital                    4,867,790                4,867,790                 6,674,202               13,874,202
Deferred compensation                          (186,400)                (186,400)                  (63,516)                 (63,516)
Accumulated deficit                          (7,808,558)             (15,008,558)               (8,629,840)             (15,829,840)
                                 ----------------------    ---------------------    ----------------------    ---------------------
Total stockholders' deficiency   $           (1,023,191)   $          (1,023,191)   $           (1,081,363)   $          (1,081,363)
                                 ======================    =====================    ======================    =====================


Loss per common share and weighted average shares outstanding were revised as follows:

                                For three months ended June 30, 2004                For six months ended June 30, 2004
                          -----------------------------------------------    -----------------------------------------------
                          As previously reported    As currently reported    As previously reported    As currently reported
                          ----------------------    ---------------------    ----------------------    ---------------------
Loss per common share     $                 (.01)   $                (.05)   $                 (.04)   $                (.12)
                          ======================    =====================    ======================    =====================

Weighted average shares
  outstanding                         25,262,603                6,141,685                11,855,830                4,363,290
                          ======================    =====================    ======================    =====================

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

Future minimum annual rental payments for capitalized leases are as follows:

                           Six months ended June 30,                                        Amount
---------------------------------------------------------------------------------    ---------------------
                                      2005                                                         $6,366
                                      2006                                                         12,732
                                      2007                                                         12,732
                                      2008                                                         12,732
                                      2009                                                          3,543
                                                                                     ---------------------
                                                                                                   48,105
Amount representing interest                                                                       (9,872)
                                                                                     ---------------------
Present value of minimum lease payments                                                            38,233
Less: Current portion                                                                              (7,819)
                                                                                     ---------------------
                                                                                                 $ 30,414
                                                                                     =====================

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies toall voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 is not expected to have an impact on the Company's consolidated financial statements.

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