Form 10QSB/A
period 2005-09-30
SENSOR SYSTEM SOLUTIONS INC
filed 2006-04-03
CIK 1111872

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

            For the Transition Period From ___________ to ___________

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

                                 Yes |_| No |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2005
         (unaudited) and December 31, 2004                                         1

         Condensed Consolidated Statements of Operations for three months and nine months ended September 30, 2005 and 2004 (unaudited) 2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the nine months ended September 30, 2005 (unaudited)       3

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2005 and 2004 (unaudited)                             4

         Notes to Condensed Consolidated Financial Statements (unaudited)       5-12

Item 2.  Management's Discussion and Analysis or Plan of Operations            13-18

Item 3.  Controls and Procedures                                                  19

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                                         19

Item 2.  Changes In Securities and Small Business Issuer Purchases of
         Equity Securities                                                        19

Item 3.  Defaults Upon Senior Securities                                          19

Item 4.  Submission Of Maters To a vote Of Security Holders                       19

Item 5.  Other Information                                                        19

Item 6.  Exhibits                                                                 19

SIGNATURES                                                                        20

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      As of September 30, 2005 (Unaudited)
                              and December 31, 2004

                                         ASSETS

                                                                              September 30,
                                                                                  2005          December 31,
CURRENT ASSETS                                                                 (Unaudited)         2004
                                                                               -----------      -----------
 Cash                                                                          $    11,981      $    17,115
 Accounts receivable, net                                                          139,230          100,530
 Inventory                                                                         278,788          220,445
 Prepaids and other current assets                                                  14,148           24,552
                                                                               -----------      -----------
         Total current assets                                                      444,147          362,642

Property and equipment, net                                                        255,753          320,717

Other assets                                                                        54,112           54,112
                                                                               -----------      -----------

Total assets                                                                   $   754,012      $   737,471
                                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                         $ 1,250,822      $   720,817
 Notes payable                                                                     505,347          263,923
 Notes payable, related parties                                                    358,076          718,133
 Current portion of capital lease obligations                                        7,819            7,819
 Current portion of deferred rent concession                                         4,757            5,258
                                                                               -----------      -----------
         Total current liabilities                                               2,126,821        1,715,950
                                                                               -----------      -----------

LONG-TERM LIABILITIES

Capital lease obligations, net of current portion                                   28,429           34,199
Deferred rent concession, net of current portion                                     6,514           10,513
                                                                               -----------      -----------
                                                                                    34,943           44,712
                                                                               -----------      -----------

Commitments and contingencies                                                         --               --

STOCKHOLDERS' DEFICIENCY (see Note 8)
 Preferred stock, $.001 par value, 20,000,000
  shares authorized, none outstanding                                                 --               --
 Common stock, $.001 par value, 180,000,000
 shares authorized, 59,279,241 and 3,976,868 shares issued and outstanding          59,279            3,977
 Common stock to be issued (15,404,871 and 7,700,000 shares)                       878,512        9,300,000
 Additional paid-in capital                                                     13,861,002        4,867,790
 Deferred compensation                                                             (39,612)        (186,400)
 Accumulated deficit                                                           (16,166,933)     (15,008,558)
                                                                               -----------      -----------
         Total stockholders' deficiency                                         (1,407,752)      (1,023,191)
                                                                               -----------      -----------

Total liabilities and stockholders' deficiency                                 $   754,012      $   737,471
                                                                               ===========      ===========

See accompanying notes to condensed financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For three and nine months ended September 30, 2005 and 2004 (Unaudited)

                                                       For three months ended              For nine months ended
                                                            September 30,                      September 30,
                                                   ------------------------------      ------------------------------
                                                       2005              2004              2005              2004
                                                   ------------      ------------      ------------      ------------
Sales, net                                         $    347,061      $    161,726      $    855,332      $    465,202

Cost of goods sold                                      191,545           211,701           565,389           423,484
                                                   ------------      ------------      ------------      ------------

Gross profit (loss)                                     155,516           (49,975)          289,943            41,718
                                                   ------------      ------------      ------------      ------------

Operating expenses                                      405,733           355,494         1,169,982           760,810

Amortization of discount on notes payable
  and finance costs                                      86,876           197,267           278,336           415,713
                                                   ------------      ------------      ------------      ------------
     Total operating expenses                           492,609           552,761         1,448,318         1,176,523
                                                   ------------      ------------      ------------      ------------

Net loss                                           $   (337,093)     $   (602,736)     $ (1,158,375)     $ (1,134,805)
                                                   ============      ============      ============      ============

Loss per common share, basic and diluted           $       (.01)     $       (.05)     $       (.02)     $       (.17)
                                                   ============      ============      ============      ============

Weighted average shares outstanding, basic and
diluted, including effects of in-kind stock
splits. (See Note 8)                                 59,279,241        11,476,868        59,279,241         6,734,483
                                                   ============      ============      ============      ============

See accompanying notes to condensed financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              For nine months ended September 30, 2005 (Unaudited)

                            Common Stock               Common Stock to be issued
                                                                            Additional
                                                                              paid-in       Deferred     Accumulated
                        Shares        Amount      Shares        Amount        capital     compensation     deficit        Total
                      -----------   ----------- -----------   -----------   -----------    -----------   ------------   -----------
Balance January 1,
2005 (See Note 8)       3,976,868   $     3,977   7,700,000   $ 9,300,000   $ 4,867,790    $  (186,400)  $(15,008,558)  $(1,023,191)
Forfeiture of
stock options                  --            --          --            --      (112,200)       112,200             --            --

Compensatory stock
issued                  1,500,000         1,500  (1,500,000)   (1,800,000)    1,798,500             --             --            --

Stock dividend issued   6,000,000         6,000  (6,000,000)   (7,200,000)    7,194,000             --             --            --

Warrants exercised by
shareholders from
merger                 47,802,373        47,802        --            --         (47,802)            --             --            --

Common stock to be
issued
for settlement of
debt                           --            --  14,793,290       262,500            --             --             --       262,500

Common stock to be
issued
for settlement of
debt                           --            --     411,581       316,012            --             --             --       316,012

Intrinsic value of
common stock warrants
issued with
note payable                   --            --                        --       160,714             --             --       160,714


Amortization of
deferred
Compensation                   --            --                        --            --         34,588             --        34,588

Net loss                       --            --                        --            --             --     (1,158,375)   (1,158,375)
                      -----------   ----------- -----------   -----------   -----------    -----------   ------------   -----------

Balance September
30, 2005               59,279,241   $    59,279  15,404,871   $   878,512   $13,861,002    $   (39,612)  $(16,166,933)  $(1,407,752)
                      ===========   =========== ===========   ===========   ===========    ===========   ============   ===========

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

Going concern

The Company incurred a net loss of $1,158,375 and a negative cash flow from operations of $291,608 for nine months ended September 30, 2005, and had a working capital deficiency of $1,682,674 and a stockholders' deficiency of $1,407,752 at September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at September 30, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2005.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                       Nine months ended
                                                          September 30:
                                                     2005              2004
                                                  -----------      -----------
Net loss                                          $(1,158,375)     $(1,134,805)
Add: Stock-based expense included in net loss          34,588           58,204
Deduct: Fair value based stock-based expense          (39,160)         (26,900)
                                                  -----------      -----------
Pro forma net loss                                $(1,162,947)     $(1,103,501)
                                                  ===========      ===========

Basic and diluted earnings per share:

As reported                                       $      (.02)     $      (.17)
Pro forma under SFAS No. 123                      $      (.02)     $      (.16)


Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period (see Note 8). Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2005 and 2004, the Company had granted stock options for 96,500 and 136,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. The exercise of the shareholder warrants was accounted for in earnings per share as a stock split retroactive to the May 24, 2004 merger as discussed in Note 5.

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
                     ==========         ==========

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 3 NOTES PAYABLE

Notes payable consist of the following :

                                                                                   September 30,
                                                                                       2005        December 31,
                                                                                    (unaudited)        2004
                                                                                     ---------      ---------
Two lines of credit,  unsecured,  interest payable monthly at 9.25%
and 10.0% per annum, due on demand                                                   $  92,983      $  92,983

Note payable, unsecured, interest payable monthly at prime + 3% per annum (prime
rate at September 30, 2005 was 6.75%), due on demand                                    40,000         40,000

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a
percentage of any future private or public stock offerings                              90,000         90,000

Note payable,  unsecured,  interest payable at 8% per annum, due on
maturity date                                                                           48,745           --

Three notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through February 21, 2006. At December 31,
2004, there were two notes payable totaling $ 90,000. On February 22, 2005, a note payable for $200,000 was issued. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date The aggregate intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $186,571 (of which
$128,571 is related to the note issued in 2005), has been recorded as loan discount costs and are being amortized over the life of the respective note as
additional interest cost                                                               290,000         90,000

Less remaining debt discount                                                           (56,381)       (49,060)
                                                                                     ---------      ---------

                                                                                     $ 505,347        263,923
                                                                                     =========      =========

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

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company leases its office and facility through 2007 under a long term operating lease agreement. The office and warehouse facility is shared with TransOptix Inc. (TransOptix), who signed the lease as co-tenant with the Company. The Company and TransOptix had entered into an agreement stipulating each entity's share of the rent. The Company owns 7.5% of TransOptix. The Company's Chief Executive Officer is also the Chief Executive Officer of TransOptix and owns 12% of TransOptix. On August 26, 2005, TansOptix filed for Chapter 7 bankruptcy and the Company has taken over the whole facility and is liable for the full amount of the lease. The total lease commitment as of September 30, 2005 for which the Company was liable with the default of TransOptix increased from approximately $196,000 to approximately $463,000.

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

NOTE 8 REVISION TO PREVIOUSLY FILED FINANCIAL STATEMENTS

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

Stockholders' deficiency was revised as follows:

                                                 December 31, 2004                                  September 30, 2005
                                 -----------------------------------------------    -----------------------------------------------
                                 As previously reported    As currently reported    As previously reported    As currently reported
                                 ----------------------    ---------------------    ----------------------    ---------------------
Common stock                     $                3,977    $               3,977    $               59,279    $              59,279
Common stock to be issued                     2,100,000                9,300,000                   878,512                  878,512
Additional paid in capital                    4,867,790                4,867,790                 6,661,002               13,861,002
Deferred compensation                          (186,400)                (186,400)                  (39,612)                 (39,612)
Accumulated deficit                          (7,808,558)             (15,008,558)               (8,966,933)             (16,166,933)
                                 ----------------------    ---------------------    ----------------------    ---------------------
Total stockholders' deficiency   $           (1,023,191)   $          (1,023,191)   $           (1,407,752)   $          (1,407,752)
                                 ======================    =====================    ======================    =====================

Loss per common share and weighted average shares outstanding were revised as follows:

                               For three months ended Sept. 30, 2004            For nine months ended Sept. 30, 2004
                          ----------------------------------------------   ----------------------------------------------
                          As previously reported   As currently reported   As previously reported   As currently reported
                          ----------------------   ---------------------   ----------------------   ---------------------
Loss per common share     $                 (.01)  $                (.05)  $                 (.04)  $                (.17)
                          ======================   =====================   ======================   =====================

Weighted average shares
  outstanding                         59,279,241              11,476,868               27,896,071               6,734,483
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

                FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

                                  Going Concern

The Company incurred a net loss of $1,158,375 and a negative cash flow from operations of $291,608 for the nine months ended September 30, 2005, and had a working capital deficiency of $1,682,674 and a stockholders' deficiency of $1,407,752 at September 30, 2005. At September 30, 2005, cash was $11,981 as compared to $17,115 at December 31, 2004. The decrease is due to the increase in operating expense.

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