Form 10KSB
period 2005-12-31
SENSOR SYSTEM SOLUTIONS INC
filed 2006-05-19
CIK 1111872

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 0-024828

SENSOR SYSTEM SOLUTIONS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	98-0204898
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most fiscal year December 31, 2005: $1,324,872.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of May 1, 2006, the value was $6.1 million.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2006: 76,586,112

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

ITEM 2.	DESCRIPTION OF PROPERTY.

ITEM 3.	LEGAL PROCEEDINGS.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL PLAN OF OPERATION.

ITEM 7.	FINANCIAL STATEMENTS.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8A.	CONTROLS AND PROCEDURES.

ITEM 8B.	OTHER INFORMATION.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.	EXECUTIVE COMPENSATION.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13.	EXHIBITS.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sensor System Solutions, Inc. (the “Company” or “3S”) was incorporated in Nevada in April 1982 under the name The Enchanted Village, Inc. As the result of the March 13, 2004 acquisition of Advanced Custom Sensors, Inc., a California corporation (“ACSI”), the Company is now in the business of design and manufacturing sensors and signal conditioning modules.

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

Until we acquired ACSI, we had only nominal assets and liabilities and limited business operations. Although ACSI became our wholly-owned subsidiary following the acquisition, because the acquisition resulted in a change of control, the acquisition was recorded as a "reverse merger" whereby ACSI is considered to be the accounting acquirer. Also, as a result of the acquisition, we have had a change of our financial position and our business. 3S is now a holding company and after the Spin-Off, defined below, will have no significant operations or assets other than our interest in Advanced Custom Sensors, Inc. Since the acquisition of ACSI, the Company has been engaged in the development, manufacturing, marketing and distribution of high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods.

Spin-Off of Spectre Holdings

On December 15, 2004, in consideration for making and guaranteeing certain representations, warranties and obligation in connection with the Agreement and Plan of Merger dated March 13, 2004 by and between the Company and ACSI, the Company transferred 20,878,081 shares of common stock (the "Shares"), which were all of the issued and outstanding shares of Spectre Holdings, Inc., our then wholly-owned subsidiary, to Ian Grant. As a result of the distribution of the Shares, the Company no longer owns any stock of Spectre Holdings, Inc.

Advanced Custom Sensors

ACSI was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. Through ACSI, 3S offers a variety of digital pressure gauges, pressure transducers, pressure sensors, force beams, load cells, intelligent sensor interface electronics, intelligent embedded control systems, and wireless communication network interfaces. 3S produces or supplies a family of nearly 30 distinctive products. 3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in myriad developing markets. 3S' strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

Universal Sensors, Inc.

In April 2005, 3S, China Automotive Systems, Inc. (CAAS) and Shanghai Hongxi Investment Inc. (HX) formed Universal Sensors, Inc. (USI), a joint venture in the People’s Republic of China to develop, produce and market sensor and related electronic products, targeting the Chinese automotive sensor market. 3S is transitioning to move its production line in Taiwan to this joint venture. The ownership percentages of USI are 30%, 60% and 10% to 3S, CAAS and HX, respectively. CAAS and HX will contribute cash, land and building by the end of 2006. 3S has contributed technology. Since there was no cash contributed by 3S and the technology it contributed was not recorded on its books, no investment in USI was recorded. USI is in a start-up mode and had not begun operations as of December 31, 2005. It is currently beginning its sales and marketing operations.

Strategic Plan

We plan to grow our business in four areas.

•  Increase the revenue of our existing sensor component business. Once finalized, the majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure additional OEM projects.

•  Develop sensor solution business. By leveraging the advances in technology and the large industry-wide investments in wireless and telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless communication and/or networking. They will provide information continuously to decision makers in all phases of business operation.

•  Penetrate the automotive sensor market in China and India. By leveraging the marketing channel of USI, our joint venture partner, and X-Lab Global, a leading technology advisory and strategic consulting firm, we will have access to the automotive market in China and India immediately. We plan to use the next two years to build up our production capacity, product offerings and technical team there. We expect to import automotive sensors produced by our joint venture to North America and Europe around 2008.

•  Strategic acquisition: Being a public company gives us a supplemental tool to grow our business through acquisition in addition to internal growth. We will actively seek equity or debt funding to enable us to bring in the necessary resources to execute this plan.

Industry Overview

Micro-Electro-Mechanical Systems, or MEMS, is the integration of mechanical elements, sensors, actuators and electronics on a common silicon substrate through the utilization of microfabrication technology. MEMS is an enabling technology, allowing the development of smart products by augmenting the computational ability of microelectronics with the perception and control capabilities of microsensors and microactuators. MEMS is also an extremely diverse and fertile technology, both with regard to applications and the methodology of how electronic devices are designed and manufactured.

Microelectronic integrated circuits (“IC’s”) can be thought of as the "brains" of systems and MEMS augments this decision-making capability with "eyes" and "arms" to allow microsystems to sense and control the environment. In its most basic form, the sensors gather information from the environment through measuring mechanical, thermal, biological, chemical, optical and magnetic phenomena; the electronics process the information derived from the sensors and through some decision making capability direct the actuators to respond by moving, positioning, regulating, pumping and filtering, thereby controlling the environment for some desired outcome or purpose. Since MEMS devices are manufactured using batch fabrication techniques, similar to ICs, unprecedented levels of functionality, reliability and sophistication can be placed on a small silicon chip at a relatively low cost.

Market Size and Viability

The total MEMS market size was about $5.1 billion worldwide and is expected to grow to $9.7 billion by 2010, according to a recent market study report. MEMS pressure sensors has the largest market share of the MEMS market. The applications of MEMS pressure sensors can be separated into five categories: Automotive, Process Control, Medical, Consumer Appliances and Aerospace. Currently, the market in Consumer Electronics is enjoying the fastest growth. Due to its versatility, MEMS is taking the lead in the various fast-growing electronic applications in addition to its excellent performance and price ratio.

Products

The Company’s future technology strategy is to develop and/or acquire core intellectual property that will place it in a leadership position to manufacture and market MEMS sensors. 3S has been granted three patents by the United States Patent and Trademark Office, including the most recent in February 2006 for its Sensor Signal Conditioner for temperature compensation, linearization and amplification of a transducer output signal. 3S has also filed one provisional patent for a backflow testing device. In addition, the Company has developed many proprietary techniques/processes. These serve as the foundation to further develop our MEMS business.

3S produces or supplies a family of nearly thirty (30) distinctive products. These products employ or utilize the latest state-of-the-art technologies. The products are primarily electro-mechanical sensing devices and are identified under the following categories: Pressure Transducers, Pressure Transmitters, Pressure Switches, Force Sensors, Load Cells, Strain Gages and MEMS Sensors. We are expanding our product offering to include intelligent embedded systems that combine the attributes of both intelligent sensor and host systems

3S uses sputtered thin film, bonded foil, semi-conductor gages and piezoresistive strain gage technologies primarily in the design, development and manufacture of its general sensor products, although other technology options are also available. All of 3S’ products employ proven technologies with little or no risk involved with their manufacture. What sets 3S’ products apart from our competitors is our ability to optimize the performance of our products by efficient application of our diverse technologies into unique design concepts and by utilizing sophisticated materials in construction and packaging techniques.

Customers

We supply our sensors mainly to the medical and automation industries. In general customers are divided into three groups: original equipment manufacturers ("OEM's"), end users and catalogs. OEM’s accounted for 56% of our revenue in 2005 with end users and catalogs splitting the rest.

We have established a wide presence in the catalog business with our 1200 Series of digital pressure gauges starting in 2004. We are currently signed up with six catalog houses, including the largest instrumentation catalog house in N. America in 2005. This additional account will allow us to increase our revenue.

Sales and Marketing

We use independent sales representatives with industry expertise to promote our product since sensors are quite complicated devices. We have a network of nine sales representatives to cover North America and two international representatives. In addition to our sales rep network, we also have a network of distributors to handle products that do not require much technical support. Both networks are managed by our VP of Marketing and Sales.

We are seeking new distribution channels for our sensor modules and we are working to leverage existing market intelligence. We hired a VP of Marketing and Sales in January 2006 to assist us in exploring the market for our sensor modules.

We plan to increase our market presence in China through our joint venture - Universal Sensors, Inc. (USI). USI has a 7-person sales team to promote not only its own automotive sensors but also 3S’ products in China.

Research and Development

We hired two key engineers in October of 2004. Together, they have sixty years of combined experience in designing creative sensor modules. To date, two series of sensor modules have been designed, models have been constructed and beta-site tested. We began production in the first quarter of 2006. One additional product that we filed a provisional patent for will be ready for production in the third quarter of 2006. The unit price of these modules will be at least ten times higher than our current sensor component’s sale price. We expect an increase in our sales from these two product lines.

Our Goals

Our goal is to become the market leader in innovative sensor system solutions, and a supplier with a competitive pricing and performance mix. To accomplish this objective, the Company plans to integrate proprietary techniques and processes developed by 3S that serve as the foundation to develop the Company’s MEMS business. These MEMS core competences include MEMS front-end wafer design and processing, volume assembly and testing, application-specific environmental protection and cost modeling. Combined with 3S’s expansion plans to increase marketing and sales efforts, these technologies present the Company with opportunities to further grow the business in international markets such as China. 3S formed a joint venture in China with China Automotive Systems, Inc. (CAAS) in April of 2005 to address its production requirements. 3S also has MEMS wafer fabrication partners in China and Taiwan, allowing the Company to maintain sensor wafer supplies as well as to continue MEMS device research.

3S intends to upgrade from the sensor component business to the system solution business. We will focus on providing complete data management solutions that can accommodate the needs of a wide range of industries and businesses. These solutions include a comprehensive set of products and services that establish the infrastructure necessary for manufacturing process partners to proactively participate in sustaining and optimizing the operation.

The Company is striving to be an important provider of sensor solutions with built-in network connectivity to supply critical data continuously for enterprises to monitor and control:

•	Machine conditions
•	Manufacturing processes
•	Business transactions

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

The Company’s strategy includes the hiring of world-class engineering and sales and marketing teams coupled with robust off-shore joint ventures such as the one with CAAS. Management expects that the Company’s joint venture with CAAS will enable the transformation of 3S into a global supplier of advanced MEMS/Microelectronic products in the automotive market.

Implementation of our goals depends to a large extent on our ability to raise funds in the form of debt or equity or a combination thereof. The Company is actively seeking funding to expand its design, development and marketing.

Strategy

The keys to success for 3S are as follows:

•	Penetrate automotive and appliance markets thru the Joint Venture with CAAS in China;
•	Leverage the cost performance of above alliance to penetrate industrial and medical markets in North America and Europe;
•	Complete development of sensor-based systems to increase revenues;
•	Merger and acquisition.

Competition

Our products and services are affected by varying degrees of competition. We compete with other companies in most markets we serve, many of which have far greater sales volumes and financial resources. The principal competitive factors in the commercial markets in which we participate are product performance, service and price. Part of product performance requires expenditures in research and development that lead to product improvement. The market for many of our products may be affected by rapid and significant technological changes and new product introduction. Our principal competitors include Honeywell, GE and MSI in the sensor component segment, and Delphi, Bosch and Denso in the automotive sensor segment. There is no major competitor in the Sensor System Solutions Market at the current time.

Employees and employment agreements

The Company currently employs 17 persons: There are no employment agreements with any of the employees.

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters is located at 45 Parker Avenue, Suite A, Irvine, California 92618. The facilities include 25,000 square feet of office, production and warehouse, which we lease from the Irvine Company under a five year lease. Annual rental payments for this lease are listed in the MD&A section.

We believe that these facilities have the capacity to meet our manufacturing and assembly needs for the foreseeable future, in combination with the production by our joint venture, USI.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the stockholders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

The Company’s shares are quoted on the Over-The-Counter Bulletin Board. Our symbol is “SSYO”. The table shows the high and low bid price of our stock for 2004 and 2005. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions and are adjusted for dividends and splits.

Quarter ended	High	Low
2004
March 31	$3.15	$0.45
June 30	$2.40	$1.20
September 30	$2.40	$1.20
December 31	$2.75	$0.51

2005
March 31	$2.40	$1.05
June 30	$2.10	$0.25
September 30	$1.25	$0.30
December 31	$0.51	$0.18

Stockholders

At May 1, 2006, we had approximately 139 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of December 31, 2005 under our 2004 Stock Compensation Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2004 Stock Compensation Plan was replaced in March 2006. The existing options were canceled and new options on 3S shares were issued on a 10 for1 basis at the closing market price on March 3, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available or future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	76,000.50		124,000

Total	76,000		124,000

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

3S was founded by an engineering management team with over 50 years of Micro-electro-mechanical-systems or "MEMS" transducer experience. Its objective is to provide high quality sensors and transducers at an economical price by employing innovative designs and creative manufacturing methods. 3S offers a variety of digital pressure gauges, pressure transducers, pressure sensors, force beams, load cells, intelligent sensor interface electronics, intelligent embedded control systems, and wireless communication network interfaces.

3S commenced operations as a private company in September 1996. 3S is headquartered in Irvine, California where 3S occupies a 25,000 square foot facility fully equipped with fabrication capability.

3S has 17 employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly 30 distinctive products. 3S formed a joint venture in China with China Automotive Systems, Inc. (NASDAQ: CAAS) in April 2005, targeting its automotive sensor market. 3S is transitioning to move its production line in Taiwan to this joint venture. 3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in a myriad of developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

PLAN OF OPERATION

We plan to grow our business in four areas.

•
Increase the revenue of existing sensor component business. The majority of our sensor component manufacturing is being moved to our joint venture in China to help reduce the cost of our products. In the meantime, we will strive to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure more OEM projects.

•
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

•
Penetrate automotive sensor market through China and India. By leverage the marketing channel of our joint venture partner and X-Lab Global, we will have access to the automotive market in China and India immediately. We plan use the next two years to build up our production capacity, product offerings, and technical team there. We will import automotive sensors produced by our joint venture to North America and Europe around 2008.

•
Strategic acquisition: Being a public company gives us a supplemental tool to grow our business through acquisition in addition to internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Years ended December 31, 2005 and 2004

Revenues

We generated revenues of $1,324,872 for the year ended December 31, 2005, which was a $663,532 or a 100.3% increase from $661,340 for the year ended December 31, 2004. The increase is the result of the hiring of a full-time sales manager and his success in securing several OEM accounts.

Gross Profit

Gross profit for the twelve months ended December 31, 2005, was $446,656 or 33.7% of revenues, compared to $81,550 or 12.3% of revenues for the year ended December 31, 2004. The $365,106 increase in gross profit was a result of the decrease in cost of sales percentage, which in turn was the result of increased productivity and management’s efforts to reduce operating expense, and production tooling improvement.

Total Operating expenses

Operating expense

Operating expense increased to $1,869,896 for the year ended December 31, 2005 compared to $1,292,072 for the year ended December 31, 2004. The expense increased $577,824, or 44.7%, from 2004, primarily as a result of an increase in payroll costs, professional fees, rent and interest expense.

Amortization of discount on notes payable

Amortization of discount on notes payable decreased to $531,033 for the year ended December 31, 2005 compared to $651,868 for the year ended December 31, 2004. The expense decreased $120,835, or 18.5%, primarily due to the large amount of discount associated with the convertible loans from Sino-America and Tina Young in the prior year, partially offset by the Cornell Capital Partners, LP expense in 2005.

Non-cash compensation costs

On May 24, 2004, the Company issued 2,584,905 shares of its common stock and warrants (the Merger Warrants) to purchase up to 47,802,373 shares of its common stock, to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. On May 24, 2004, the OTCBB closing price for the Company’s common stock was $3.15 per share, resulting in a valuation of $12,527,134 (the Merger Valuation) for the 3,976,868 shares of common stock outstanding immediately following the Merger. On December 4, 2004, the Company granted 7,500,000 shares of its common stock to five shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. 1,500,000 shares were treated as compensatory stock with a fair value $1.20 per share, representing the most recent OTCBB closing price prior to that date, for a total of $1,800,000 and was recognized as stock-based compensation expense in the accompanying financial statements. The remaining 6,000,000 shares were treated as a stock dividend. In 2005, 1,500,000 shares of common stock and warrants to purchase 86,866 shares of common stock were issued as compensation for borrowing arrangements. These had a market value of $775,000.

Net Loss

Net loss decreased to ($2,729,273) for the year ended December 31, 2005 compared to ($3,662,390) for the year ended December 31, 2004. The loss decreased $933,117, or 25.5%, from 2004, as a result of an increase of $365,106 in gross profit, a decrease of $1,145,835 in stock-based compensation expense and amortization of discount on notes payable offset by the $577,824 in operating expenses.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred a net loss of $2,729,273 and a negative cash flow from operations of $928,809 for the year ended December 31, 2005, and had a working capital deficiency of $2,004,770 and a stockholders’ deficiency of $1,695,890 at December 31, 2005 there is substantial doubt about our ability to continue as a going concern.

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception. The company received $800,000 from the issuance of a convertible debenture to Cornell Capital Partners, LP in December 2005 and $200,000 in February 2006. This allowed the company to pay off some of the debt and continue its operations. Current cash on hand will allow the company to continue its operations for a short period of time; a combination of additional equity and debt offerings will be necessary to continue beyond the short term.

At December 31, 2005, cash was $172,732 as compared to $17,115 at December 31, 2004. The increase is due to the excess of net cash provided by financing activities over the net cash used in operations. We have a substantial working capital deficit. We require $2,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, our operations curtailed or protection under bankruptcy/reorganization laws sought.

We are addressing our liquidity requirements by the following actions: Continue our programs for selling products and continue to seek investment capital through the public markets. However, there is no guarantee that these strategies will enable us to meet our obligations for the foreseeable future.

Commitments and Contingencies

We have the following material contractual obligations and capital expenditure commitments:

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:

Years ending December 31,	Amount
2006	$12,732
2007	12,732
2008	12,732
2009	3,903
42,099
Amount representing interest	(7,900)
Present value of minimum lease payments	34,199
Less: current portion	(8,877)
Non-current portion	$25,322

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility was formally shared with TransOptix, but since the bankruptcy of TransOptix, the Company is liable for the entire lease obligation.

Future minimum lease commitments at December 31, 2005 are as follows:

Years ending December 31,	Amount
2006	$250,900
2007	151,095
$401,995

Rent expense for the years ended December 31, 2005 and 2004 was $185,924 and $122,907 respectively.

Inflation and Changing Prices

We doe not foresee any adverse effects on our earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment

Stock - based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees in 2005 or 2004.

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

Our company has had negative cash flows from operations. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our products to market. We believe we do not have sufficient funds to satisfy our short-term cash requirements. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. Additionally, more capital may be required in the event that:

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the issuance of convertible notes, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

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

From inception through December 31, 2005, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our plans for expansion and cost reduction are substantially dependent on our joint venture which involves the risk of doing business in China.

Our PRC joint venture is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign-invested enterprises in particular. China has made significant progress in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes of existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects.

The value of the Chinese currency, RMB, is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of RMB into foreign currencies, including the U.S. dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank, based on the previous day’s interbank foreign exchange market rates in China and exchange rates on the world financial markets. The official exchange rate for the conversion of RMB into U.S. dollars remained stable until RMB was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. dollar. Under the new policy, RMB will be permitted to fluctuate within a band against a basket of foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of Renminbi against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of RMB against the U.S. dollar. Further revaluations of RMB against the U.S. dollar may also occur in the future. A stronger RMB would increase our purchase price of raw material and parts.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position
Michael Young	47	Chief Executive Officer and Chairman
Hanlin Chen	48	Director

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with the Bylaws. All officers have a term of office lasting until their removal or replacement by the Board of Directors.

Background of Officers and Directors

MICHAEL YOUNG founded and has served for eight years as CEO of 3S. Previously, his 21-year career includes MEMS design, fabrication, packaging and applications development at Rosemount, Endevco, Hughes Aircraft and other firms. He is responsible for leading 3S given his technical expertise and a broad range of business experiences with 3S. He holds a Master of Science degree in Mechanical Engineering from Stanford University.

HANLIN CHEN began serving as the Chairman and CEO of China Automotive Systems, Inc. since 2003. Prior to this appointment, Mr. Chen was the general manager of Jiulong Power Steering Company Limited from 1992 to 1997. Mr. Chen holds a MBA from Barrington University and serves as a board member of Political Consulting Committee of Jingzhou city and vice president of Foreign Investors Association.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer since the Exchange. No other executive officer received compensation in excess of $100,000 for the fiscal year ended December 31, 2005.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options /SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Young, CEO	2005	108,500	N/A	-	-	-	-	-
Michael Young, CEO	2004	75,000	N/A	-	-	-	-	-
N/A	2003	N/A	N/A	-	-	-	-	-

There are no retirement, pension or profit sharing plans for the benefit of our officers and directors. A stock option plan was approved by the Board of Directors in March 2006 and options for 250,000 shares were granted to Michael Young.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs were made to any executive officer or any director prior to March 2006, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of May 1, 2006, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. Unless otherwise disclosed, the address of each person set forth below is that of the Company.

Name of Beneficial Owner	Amount and Nature Beneficial Owner	Position	Percent of Class (1)
Michael Young	10,620,186	Chief Executive Officer and Chairman	14%

Hanlin Chen	-	Director	*

Officers and Directors as a Group (2 persons)	10,620,186		14%

Principal Shareholders		Address

Future Front International Co. Ltd.	14,479,093	6 G/F, Johnston Road Wanchai, Hong Kong	19%
______________________

*Less than 1%

(1)	Based on 76,586,112 shares outstanding at May 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Hanlin Chen, a Director of the Company is the Chief Executive Officer of China Automotive Systems, Inc. The Company has a Joint Venture with China Automotive Systems, Inc. - see Note 4 of Notes to Consolidated Financial Statements.

The Company has outstanding convertible notes payable to related parties, including $300,665 to the sister of the Chief Executive Officer - see Note 6 of Notes to Consolidated Financial Statements.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K

There were no Reports filed on Form 8-K during the fourth quarter of 2005.

(b) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Exchange Agreement and Plan of Reorganization (2)

10.2	Joint Venture Agreement with Universal Sensors, Inc. (3)

23.1	Consent of Weinberg & Company, P.A. (3)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (3)
_________________
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

(3) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weinberg & Company, P.A., was the Company's independent registered public accounting firm engaged to examine the financial statements of the Company for the fiscal years ended December 31, 2004 and 2005. Weinberg & Company, P.A. performed the following services and has been paid the following fees.

Fiscal Years Ended December 31, 2005 and 2004

Audit Fees

Weinberg & Company, P.A. was paid aggregate fees of approximately $112,000 and $54,500 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's interim quarterly reports.

Audit-Related Fees

Weinberg & Company, P.A. was not paid additional fees for the fiscal year December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Weinberg & Company, P.A. was not paid any fees for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees

Weinberg & Company, P.A. was paid no other fees for professional services during the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2006.

SENSOR SYSTEM SOLUTIONS, INC.

By:	/s/ Michael Young
Michael Young
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities.

Signatures	Title	Date

/s/ Michael Young	Chief Executive Officer and Principal Accounting Officer	May 15, 2006
Michael Young

/s/ Hanlin Chen	Director	May 15, 2006
Hanlin Chen

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F6 - F17	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sensor System Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Sensor System Solutions, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sensor System Solutions, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated 2005 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $2,729,273 and a negative cash flow from operations of $928,809 for the year ended December 31, 2005, and had a working capital deficiency of $2,004,770 and a stockholders’ deficiency of $1,695,890 at December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 11, 2006

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$172,732
Accounts receivable	230,440
Inventory	302,171
Prepaids and other current assets	46,634
Total current assets	751,977

Property and equipment, net	233,862

Other assets	104,112

Total assets	$1,089,951

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,313,134
Notes payable	1,060,171
Notes payable, related parties	368,565
Current portion of capital lease obligations	8,877
Current portion of deferred rent concession	6,000
Total current liabilities	2,756,747

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	25,322
Deferred rent concession, net of current portion	3,772
Total long-term liabilities	29,094

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	-

Common stock, $.001 par value, 180,000,000 shares authorized, 61,705,019 shares issued and outstanding	61,705

Common stock to be issued (14,479,093 shares)	550,000
Additional paid-in capital	15,456,834
Deferred compensation	(26,598)
Accumulated deficit	(17,737,831)
Total stockholders' deficiency	(1,695,890)
Total liabilities and stockholders' deficiency	$1,089,951

See accompanying notes to consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004

	2005	2004
Sales, net	$1,324,872	$661,340

Cost of goods sold	878,216	579,790

Gross profit	446,656	81,550

Operating expenses	1,869,896	1,292,072

Amortization of discount on notes payable	531,033	651,868

Stock-based compensation costs	775,000	1,800,000
Total operating expenses	3,175,929	3,743,940

Net loss	$(2,729,273)	$(3,662,390)

Loss per common share, basic and diluted	$(.05)	$(0.46)

Weighted average shares outstanding, basic and diluted	59,809,253	7,920,079

See accompanying notes to consolidated financial statements.

Sensor System Solutions, Inc.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2005 and 2004

	Sensor Common stock		ACSI Common stock		Common stock to be issued		Treasury	Additional paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	stock	capital	compensation	deficit	Total
Balance January 1, 2004			2,584,895	$3,639,513			$(10,000)	$585,936	$(220,770)	$(4,146,168)	$(151,489)
Common stock of Sensor outstanding when Advanced Custom Sensors, Inc was merged into Sensor, Inc.	1,391,962	$1,392						(1,392)			0

Exchange of Advanced Custom Sensors, Inc. common stock for Sensor, Inc. common stock	2,584,906	2,585	(2,584,895)	(3,639,513)			10,000	3,626,928			0

Stock options issued to employees								19,800	(19,800)		0

Intrinsic value of common stock warrants issued with notes payable								636,518			636,518

Amortization of deferred compensation									54,170		54,170

Stock to be issued for settlement of note payable					200,000	$300,000					300,000

Compensatory stock to be issued					1,500,000	1,800,000					1,800,000

Stock dividend to be issued					6,000,000	7,200,000				(7,200,000)	0

Net loss										(3,662,390)	(3,662,390)
Balance December 31, 2004	3,976,868	3,977	-	-	7,700,000	9,300,000	-	4,867,790	(186,400)	(15,008,558)	(1,023,191)

Forfeiture of stock options								(122,100)	122,100		0

Compensatory stock issued	1,500,000	1,500			(1,500,000)	(1,800,000)		1,798,500			0

Stock dividend issued	6,000,000	6,000			(6,000,000)	(7,200,000)		7,194,000			0

Warrants exercised by shareholders from merger	47,802,373	47,802						(47,802)			0

Amortization of deferred compensation									37,702		37,702

Stock to be issued for settlement of note payable					14,479,093	550,000					550,000

Stock issued for settlement of notes payable and exercise of warrants	925,778	926			(200,000)	(300,000)		327,586			28,512

Warrants issued with notes payable								665,360			665,360

Warrants issued as compensation								10,000			10,000

Stock issued as compensation for a Standby Equity Distribution Agreement	1,500,000	1,500						763,500			765,000

Net loss										(2,729,273)	(2,729,273)
Balance December 31, 2005	61,705,019	$61,705	-	$-	14,479,093	$550,000	$-	$15,456,834	$(26,598)	$(17,737,831)	$(1,695,890)

See accompanying notes to consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,729,273)	$(3,662,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	775,000	1,800,000
Costs related to settlement of note payable	--	140,000
Depreciation and amortization	93,355	109,954
Amortization of discount on notes payable	531,033	651,868
Amortization of deferred compensation	37,702	54,170
Changes in operating assets and liabilities:
Accounts receivable	(129,910)	(32,992)
Inventory	(81,726)	(20,913)
Prepaids and other current assets	(22,082)	(20,445)
Accounts payable and accrued expenses	653,091	370,685
Other assets	(50,000)	-
Deferred rent (amortization) concession	(5,999)	15,770
Net cash used in operating activities	(928,809)	(594,293)
Cash flows from investing activities:
Purchase of property and equipment	(6,500)	(3,957)
Cash flows from financing activities:
Proceeds from notes payable	1,648,745	590,000
Principal payments on notes payable	(600,000)	-
Proceeds from notes payable, related parties	50,000	20,000
Principal payments on capital leases	(7,819)	(5,347)
Net cash provided by financing activities	1,090,926	604,653
Net increase in cash and cash equivalents	155,617	6,403
Cash and cash equivalents, beginning of the year	17,115	10,712
Cash and cash equivalents, end of the year	$172,732	$17,115

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$50,637	$14,458
Taxes	$800	$800
Non-cash investing and financing activities:
Acquisition of equipment through capital lease obligations	$-	$47,365
(Cancellation) issuance of stock options	(122,100)	19,800
Accrued interest added to notes payable principal	60,774	12,500
Discount related to warrants and convertible notes	665,360	636,518
Common stock issued and to be issued in settlement of note payable	578,512	160,000
Stock dividend	-	7,200,000

See accompanying notes to consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Sensor System Solutions, Inc. (the “Company”) is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs. The Company was incorporated in Nevada in April 1982 under the name The Enchanted Village, Inc.

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

The Company agreed that it would “spin-off” certain assets and liabilities included in Spectre in connection with the Merger on May 24, 2004. These assets and liabilities were transferred to Spectre Holdings, Inc. (Spectre Holdings), a wholly-owned subsidiary of the Company. On December 15, 2004, in consideration for making and guaranteeing certain representations, warranties and obligations in connection with the Agreement and Plan of Merger dated March 13, 2004 by and between the Company and ACSI, the Company transferred 20,878,081 shares of common stock, which are all of the issued and outstanding shares of Spectre Holdings to Ian Grant, a Director of the Company and shareholder in Spectre. As the Company never had direct or indirect control of those assets and liabilities, Spectre Holdings was not considered owned at the date of the Merger.

Going concern

The Company incurred a net loss of $2,729,273 and a negative cash flow from operations of $928,809 for the year ended December 31, 2005, and had a working capital deficiency of $2,004,770 and a stockholders’ deficiency of $1,695,890 at December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at December 31, 2005, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital and capital expenditures during 2006. The Company completed a merger and recapitalization on May 20, 2004, with Spectre Industries, Inc., a public company, to gain access to the United States and European capital markets, but there can be no assurances that the Company will ultimately be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of consolidation

The 2005 and 2004 consolidated financial statements include the accounts and operations of Sensor System Solutions Inc. and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in accounts receivable.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Impairment of long-lived assets

Property and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. There were no impairment losses recorded in 2005 or 2004.

Note payable debt discount cost

The Company has issued warrants to investors and related parties in conjunction with notes payable. The discounts allocated to the warrants are being treated as additional consideration for notes payable and are being amortized over the life of the note as additional interest cost using the straight-line method.

Revenue recognition

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment.

Income taxes

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

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Stock - based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option. There were no stock based awards to non-employees in 2005 or 2004.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004
Net loss	$(2,729,273)	$(3,662,390)
Add: Stock based compensation costs included in net loss	37,702	54,170
Stock-based compensation costs	(52,160)	(58,880)
Pro forma net loss	$(2,743,731)	$(3,667,100)

Basic and diluted earnings per share:
As reported	$(0.05)	$(0.46)
Pro forma under SFAS No. 123	$(0.05)	$(0.46)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period (see Note 9). Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of December 31, 2005 and 2004, the Company had granted stock options for 76,000 and 96,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2005 and 2004.

Fair value of financial instruments

The Company believes that the carrying value of its cash, accounts receivable, accounts payable, accrued liabilities, notes payable and notes payable to related parties as of December 31, 2005 approximates their respective fair values due to the demand or short-term nature of those instruments. The carrying value of long-term obligations approximates the fair value based on the effective interest rates compared to current market rates.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

The Company had two customers that accounted for 45% of sales and four customers that accounted for 29% of sales in the years ended December 31, 2005 and 2004, respectively. Approximately 90% of the Company’s sales in the years ended December 31, 2005 and 2004 were to customers in North America.

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

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 INVENTORY

Inventory consists of the following as of December 31, 2005:

Raw materials	$204,748
Finished goods	97,423
$302,171

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2005:

Machinery and equipment	$593,312
Office equipment	2,636
Furniture and fixtures	17,398
Equipment under capital leases	47,365
Leasehold improvements	143,637
804,348
Less, accumulated depreciation and amortization	(570,486)
$233,862

Depreciation and amortization expense of $93,355 and $109,954 is reflected in Operating Costs in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 the Company maintained tooling assets with a net book value of approximately $90,000 at its main supplier located in Taiwan. During the first quarter of 2006, these tooling assets were sold for approximately $88,000 to Universal Sensors, Inc., a joint venture in which the Company owns 30% (see Note 4).

NOTE 4 INVESTMENT IN AFFILIATED ENTITIES

Universal Sensors, Inc.

In April 2005, the Company, China Automotive Systems, Inc. (CAAS) and Shanghai Hongxi Investment Inc. (HX) formed Universal Sensors, Inc. (USI), a joint venture in the People’s Republic of China to develop, produce and market sensor and related electronic products. The ownership percentages of USI are 30%, 60% and 10% to the Company, CAAS and HX, respectively. CAAS and HX will contribute cash, land and building and the Company will contribute technology. As there was no cash contributed by the Company and the technology it contributed is not recorded as an asset on the Company’s books, the Company’s investment in USI is recorded at zero. USI is in a start-up mode and had not begun operations as of December 31, 2005. USI has incurred cumulative losses at December 31, 2005 of approximately $232,000. The Company has not recorded any loss from USI since its investment is zero. The Company will not record any income in the future until such time as USI is cumulatively profitable. During 2005, the Company had sales of approximately $93,000 to USI.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

TransOptix, Inc.

The Company had an investment in TransOptix, Inc. (TransOptix), that, when combined with the Company’s Chief Executive Officer’s ownership interest in TransOptix, resulted in the Company accounting for its investment in TransOptix under the equity method of accounting. The Company discontinued applying the equity method in 2002 when its share of losses of TransOptix exceeded its investment in TransOptix. There were no transactions between the Company and TransOptix in 2005 and 2004 and the Company did not record any income or loss from TransOptix in 2005 or 2004. The Company and TransOptix shared the same office and facility lease. TransOptix declared bankruptcy in August 2005 and the Company took over TransOptix’s share of the facility lease (see Note 11).

NOTE 5 NOTES PAYABLE

Notes payable consist of the following at December 31, 2005:

Two lines of credit, unsecured, interest payable monthly at 10.25% and 11.5% per annum,	$92,983
due on demand.

Note payable, unsecured, interest payable monthly at Prime + 3% per annum	40,000
(prime rate at December 31, 2005 was 7.25%), due on demand.

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a	90,000
percentage of any future private or public stock offerings.

Four notes payable, secured by all assets of the Company, interest at 8% per annum,	346,907
payable at various maturities through May 30, 2006. One note for $200,000 was due
February 21, 2006 and was converted into a note due August 21, 2006. Two notes for
$64,800 and $32,400 were due on April 18, 2006 and April 20, 2006, respectively.
The Company is currently negotiating an extension of these notes. The fourth note, for $49,707, is due May 30, 2006. At maturity, the notes are convertible at the holder’s option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Two of these notes were originally scheduled to mature in the fourth quarter of 2005. The notes and the accrued interest were rolled over into the new notes. The intrinsic value of the beneficial conversion feature of the notes and warrants, valued at $223,012, has been recorded as loan discount costs and is being amortized over the life of the respective notes as additional interest cost.

Note payable, secured by all assets of the Company, interest at 10% per annum, payable on	800,000
December 23, 2006. The note is convertible, with some limitations, at the holder’s option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date.
In addition, the note has detachable warrants that allow the holder to buy 600,000 shares of common stock at $0.2878 per share and another 600,000 shares at $0.35 per share.

Less, remaining debt discount	(309,719)
$1,060,171

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2005:

Note payable to the sister of the Company's Chief Executive Officer, secured by all assets	$190,665
of the Company, interest at 14.25% per annum, due December 31, 2004. The note payable was originally issued by ACSI, which merged with the company in 2004. In connection with the note payable, ACSI issued warrants expiring September 17, 2008, to purchase 190,665 shares of ACSI's common stock at $.50 per share (the ACSI warrant is convertible into
5,372,940 shares of the Company's stock). The intrinsic value of the warrants ($190,665)
was recorded as loan discount costs and was amortized over the life of the original note as additional interest cost. The Company is currently negotiating an extension of this note.

Note payable to the sister of the Company's Chief Executive Officer, secured by all assets	110,000
of the Company, interest at 10.0% per annum, due March 15, 2005. The note payable was originally issued by ACSI in 2003, at which time ACSI issued a warrant expiring
September 17, 2008, to purchase 100,000 shares of stock at $.50 per share (the ACSI warrant is convertible into 2,817,215 shares of the Company's common stock. The intrinsic value of the original warrant ($100,000) was recorded as loan discount costs and was amortized over the life of the original note as additional interest cost. The original note was due
September 16, 2004. On September 16, 2004, a new note was issued to replace the original note.
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
intrinsic value of the beneficial conversion feature of the note and warrants, valued at $48,125, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.

Note payable to an employee of the Company, secured by all assets of the Company, interest at	21,600
8.0% per annum, due May 30, 2006. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the
30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $13,886, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. This note was due November 12, 2005, and the principal and accrued interest were converted into a new note due May 30, 2006.

Note payable to shareholder, secured by all assets of the Company, interest at 8.0% per annum,	50,000
due February 3, 2006. The principal and accrued interest ($4,000) were converted into a new note due April 3, 2006. That note was converted at maturity into 342,000 shares of the
Company’s common stock at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.

Less, remaining debt discount	(3,700)
$368,565

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 7 CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum. Future minimum annual rental payments for capitalized leases are as follows:

Years ending December 31,	Amount
2006	$12,732
2007	12,732
2008	12,732
2009	3,903
42,099
Amount representing interest	(7,900)
Present value of minimum lease payments	34,199
Less: current portion	(8,877)
Non-current portion	$25,322

NOTE 8 INCOME TAXES

There is no income tax provision due to continuing tax losses. Significant components of the Company’s deferred income tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax asset:
Net operating loss carryforward	$2,090,000	$1,716,000
Valuation allowance	(2,090,000)	(1,716,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2005	2004
Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that we have taken a tax deduction for, but have not yet recorded in the Consolidated Statements of Operations.

Net operating loss carryforwards totaling approximately $4.7 million federal and $1.7 million state amounts at December 31, 2005 are being carried forward. The net operating loss carryforwards expire at various dates through 2025 for federal purposes and 2015 for state purposes. A full valuation allowance has been established due to the lack of earnings as support for recognition of the deferred tax assets recorded.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9 STOCKHOLDERS’ EQUITY

On October 6, 2005, the Company secured financing through, among others, a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (Cornell) to support the continued development and growth of the Company. In connection with the SEDA the Company issued 1,471,429 shares of the Company's common stock to Cornell and 28,571 shares of the Company's common stock to Monitor Capital for fees. The fair value of the shares issued was determined to be $0.51 per share based on the OTC Bulletin Board (OTCBB) closing price for the Company’s stock on October 6, 2005, for a total fair value of $765,000. Also on October 6, 2005, the Company sold an aggregate of $600,000 of convertible debentures to Cornell and issued a warrant to Cornell to purchase 600,000 shares of the Company's common stock, at $0.35 per share, expiring October 6, 2009.

On December 23, 2005, the Company and Cornell terminated the SEDA and related agreements. The Company recorded the fair value of the shares of common stock issued to Cornell in relation to the SEDA as stock-based compensation expense in the accompanying financial statements. Also on December 23, 2005, the Company agreed to sell an aggregate of $1,000,000 of convertible debentures to Cornell, of which $610,000 of the initial $800,000 proceeds was used to repay the convertible debentures issued to Cornell on October 6, 2005 plus accrued interest thereon of $10,000. On February 14, 2006, Cornell advanced an additional $200,000 on a convertible note payable to bring the total borrowing from Cornell to $1,000,000. Cornell is entitled, at its option, to convert and sell all or any part of the principal amount of the $1,000,000 convertible debentures, plus any and all accrued interest, into shares of the Company's common stock at a price equal to the lesser of (i) $0.35 or (ii) 90% of the lowest volume weighted average price of the common stock, as defined, during the fifteen trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. Also on December 23, 2005, the Company issued a warrant to Cornell to purchase 600,000 shares of the Company's common stock, at $0.2878 per share, expiring December 23, 2010.

On October 19, 2005, the Company issued 725,778 shares of common stock to a lender for warrants exercised by the lender in March 2005.

On May 24, 2004 (the date of the Merger, see Note 1), the Company issued 2,584,905 shares of its common stock and warrants to purchase up to 47,802,373 shares of its common stock, to the shareholders of ACSI in exchange for all the issued and outstanding shares of ACSI. In January 2005, the warrants were exercised and the 47,802,373 shares of common stock were issued.

On December 4, 2004, the Company granted 7,500,000 shares of its common stock to five shareholders in Spectre, including two individuals who are also Directors of the Company, for providing services to the Company. 1,500,000 shares were treated as compensatory stock with a fair value $1.20 per share, representing the most recent OTCBB closing price prior to that date, for a total of $1,800,000 and was recognized as stock-based compensation expense in the accompanying financial statements. The remaining 6,000,000 shares were treated as a stock dividend. All share and per share amounts included herein have been restated to reflect the effects of the grant as if it had occurred at the date of the Merger. The 7,500,000 shares of common stock were issued in January 2005.

Effective June 8, 2004 the Board of Directors initiated a fifteen for one reverse split of the common stock. It also increased the authorized number of common stock shares from 100,000,000 to 180,000,000. All share and per share amounts included herein have been restated to reflect the effects of the split as if had occurred at the beginning of the period.

On September 3, 2004, the Company negotiated a settlement of an unsecured note payable for $250,000 that was due March 9, 2004. Terms of the settlement require the Company to pay $90,000 plus interest at 10% per annum, payable from future stock offerings. In addition, the Company agreed to issue 200,000 shares of common stock to the lender. The fair value of the shares to be issued was determined to be $1.50 per share based on the OTC Bulletin Board (OTCBB) closing price for the Company’s stock on September 3, 2004, for a total fair value of $300,000. The Company recorded the difference between the net carrying amount of the extinguished note ($250,000) and the settlement price ($390,000) as settlement costs on note payable of $140,000 as operating expenses in the accompanying financial statements. 200,000 shares of the Company’s common stock were issued to the lender on October 20, 2005.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

For the year ended December 31, 2004, in accordance with APB No. 25, the intrinsic value of the 10,000 stock options granted under this plan was $19,800 and was recorded as deferred compensation and additional paid-in capital in the accompanying financial statements (and is being amortized over the vesting periods of the options). No options were granted in 2005. Amortization of the deferred compensation related to stock options totaled $37,702 and $54,170 in 2005 and 2004, respectively.

At December 31, 2005, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2005	96,500	$.50
Granted	-
Exercised	-
Cancelled	(20,500)	.50
Balance at December 31, 2005	76,000	$.50

Additional information regarding options outstanding as of December 31, 2005 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.50	76,000	0.5	$0.50	76,000	$0.50

Subsequent to year end, the board of directors approved a new stock option plan. The above options were converted to 10 options for the Company’s shares for each ACSI option outstanding and were repriced at the closing price of the Company’s shares on March 3, 2006.

Warrants

During 2004, in conjunction with the issuance of a note payable, the board of directors approved the issuance of warrants to purchase a total of 500,000 shares of ACSI’s common stock. The warrants were exercised in 2005 and upon conversion of the note payable into the Company’s stock, 14,479,093 shares of the Company’s common stock were recorded as common stock to be issued.

On May 24, 2004, as part of the merger between the Company and ACSI, the Company issued warrants to purchase up to 47,802,373 shares of its common stock. The warrants were exercised in 2005 at $.0001 per share.

During 2005, in conjunction with the issuance of a note payable, the board of directors approved the issuance of warrants to purchase a total of 1,286,866 shares of the Company’s common stock at prices between $0.2878 and $0.35 per share. The warrants expire between October 2009 and December 2010.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

At December 31, 2005, stock purchase warrants outstanding were as follows:

	Shares	Average Exercise Price
Balance at January 1, 2005	48,618,039	$.0080
Granted	1,286,866.3168
Exercised	(48,327,373)	.0055
Converted to the Company’s shares
from ACSI shares	7,899,489.0177
Balance at December 31, 2005	9,477,021	$.0584

Additional information regarding stock purchase warrants outstanding as of December 31, 2005 is as follows:

Warrants outstanding				Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.0177	8,190,155	2.7	$0.0177	8,190,155	$0.0177
$0.2878	686,866	4.9	$0.2878	686,866	$0.2878
$0.35	600,000	4.8	$0.35	600,000	$0.35

NOTE 11 COMMITMENT AND CONTINGENCIES

Operating Leases

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance. The office and warehouse facility was formerly shared with TransOptix, but since the bankruptcy of TransOptix the Company is liable for the entire lease obligation.

Future minimum lease commitments at December 31, 2005 are as follows:

Years ending December 31,	Amount
2006	$250,900
2007	151,095
$401,995
Rent expense for the years ended December 31, 2005 and 2004 was $185,924 and $122,907 respectively.

SENSOR SYSTEM SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 SUBSEQUENT EVENTS

In January 2006, a note payable for $40,000 was converted from an interest only, due on demand note into a three-year note with even principal payments due monthly plus interest.

On February 3, 2006, a note payable for $50,000 and accrued interest of $4,000 was converted into a new note for $54,000, due April 3, 2006 with interest payable at 8% per annum. The note was secured by all assets of the Company. At maturity, the note was converted into 342,000 shares of the Company’s common stock.

On February 14, 2006, Cornell advanced an additional $200,000 on a new convertible note payable in one year bringing the total borrowing from Cornell to $1,000,000.

On February 22, 2006, a note payable for $200,000 was issued to replace a note that matured on February 21, 2006. The note is secured by all assets of the Company, interest is payable at 8% per annum, and the note matures on August 21, 2006. At maturity, the note is convertible at the holder’s option at a conversion price equal to 75% of the average closing bid price of the Company’s common stock for the month of February 2006. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the date of notice of exercising.