Form 10QSB
period 2006-03-31
SENSOR SYSTEM SOLUTIONS INC
filed 2006-05-26
CIK 1111872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

                                 Yes |_| No |X|

As of May 15, 2006 there were 76,586,112 shares of Common Stock outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes |_| No |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)        1
         and December 31, 2005.

         Condensed Consolidated Statements of Operations for three months
         ended March 31, 2006 and 2005 (unaudited)                                     2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the three months ended March 31, 2006 (unaudited)              3

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2006 and 2005 (unaudited)                                     4

         Notes to Condensed Consolidated Financial Statements (unaudited)            5-9

Item 2.  Management's Discussion and Analysis or Plan of Operations                10-15

Item 3.  Controls and Procedures                                                      15

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding                                                             16

Item 2.  Changes In Securities and Small Business Issuer Purchases of
         Equity Securities                                                            16

Item 3.  Defaults Upon Senior Securities                                              16

Item 4.  Submission Of Matters To a Vote Of Security Holders                          16

Item 5.  Other Information                                                            16

Item 6.  Exhibits                                                                     16



SIGNATURES                                                                            17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        As of March 31, 2006 (Unaudited)
                              and December 31, 2005



ASSETS
                                                                             March 31, 2006   December 31,
CURRENT ASSETS                                                                (Unaudited)         2005
                                                                             -------------    ------------
 Cash                                                                         $     38,038    $    172,732
 Accounts receivable                                                               416,851         230,440
 Inventory                                                                         254,127         302,171
 Prepaids and other current assets                                                   9,900          46,634
                                                                              ------------    ------------
         Total current assets                                                      718,916         751,977

Property and equipment, net                                                        151,167         233,862

Other assets                                                                       104,112         104,112
                                                                              ------------    ------------

Total assets                                                                  $    974,195    $  1,089,951
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                        $  1,331,136    $  1,313,134
 Notes payable                                                                   1,228,564       1,060,171
 Notes payable, related parties                                                    376,025         368,565
 Current portion of capital lease obligations                                        9,163           8,877
 Current portion of deferred rent concession                                         6,000           6,000
                                                                              ------------    ------------
         Total current liabilities                                               2,950,888       2,756,747
                                                                              ------------    ------------

LONG-TERM LIABILITIES

Non-current portion of notes payable                                                26,656              --
Capital lease obligations, net of current portion                                   22,921          25,322
Deferred rent concession, net of current portion                                     2,272           3,772
                                                                              ------------    ------------
                                                                                    51,849          29,094
                                                                              ------------    ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 20,000,000
  shares authorized, none outstanding                                                   --              --
 Common stock, $.001 par value, 180,000,000
 shares authorized, 76,244,112 and 61,705,019 shares issued and outstanding         76,244          61,705
 Common stock to be issued (71,875 and 14,479,093 shares)                           20,594         550,000
 Additional paid-in capital                                                     16,135,735      15,456,834
 Deferred compensation                                                                  --         (26,598)
 Accumulated deficit                                                           (18,261,115)    (17,737,831)
                                                                              ------------    ------------
         Total stockholders' deficiency                                         (2,028,542)     (1,695,890)
                                                                              ------------    ------------

Total liabilities and stockholders' deficiency                                $    974,195    $  1,089,951
                                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended March 31, 2006 and 2005 (Unaudited)



                                                      2006             2005
                                                  ------------     ------------
Sales, net                                        $    530,098     $    205,015

Cost of goods sold                                     332,993          147,274
                                                  ------------     ------------

Gross profit                                           197,105           57,741
                                                  ------------     ------------

Operating expenses                                     544,817          330,555

Amortization of discount on notes payable              132,448          155,121

Stock-based compensation costs                          60,029               --
                                                  ------------     ------------
     Total operating expenses                          737,294          485,676
                                                  ------------     ------------
Gain on sale of equipment to related party              16,905               --
                                                  ------------     ------------
Net loss                                          $   (523,284)    $   (427,935)
                                                  ============     ============

Loss per common share, basic and diluted
                                                  $       (.01)    $       (.01)
                                                  ============     ============

Weighted average shares outstanding, basic and
diluted                                             66,228,292       59,279,241
                                                  ============     ============



     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             For the three months ended March 31, 2006 (Unaudited)


                              Common Stock      Common Stock to be issued
                        ----------------------  -------------------------    Additional
                                                                               paid-in      Deferred    Accumulated
                           Shares      Amount      Shares         Amount       capital    compensation    deficit         Total
                        -----------  ---------  -----------   -----------   -----------   ------------  ------------   -----------
Balance January 1,
  2006                   61,705,019   $ 61,705   14,479,093   $   550,000   $15,456,834   $  (26,598)   $(17,737,831)   $(1,695,890)

Cancellation of
  stock options                  --         --           --            --       (26,598)      26,598              --             --

Stock option expense             --         --           --            --        22,635           --              --         22,635

Compensatory stock
   issued                    60,000         60           --            --        16,740           --              --         16,800

Warrants issued with
  notes payable                  --         --           --            --       130,603           --              --        130,603

Common stock issued for
  exercise of warrants   14,479,093     14,479  (14,479,093)     (550,000)      535,521           --              --             --

Compensatory stock
  to be issued                   --         --       71,875        20,594            --           --              --         20,594

Net loss                         --         --           --            --            --           --        (523,284)      (523,284)
                        -----------   --------  -----------   -----------   -----------   -----------   ------------    -----------

Balance March 31, 2006   76,244,112   $ 76,244       71,875   $    20,594   $16,135,735   $       --    $(18,261,115)   $(2,028,542)
                        ===========   ========  ===========   ===========   ===========   ===========   ============    ===========


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For three months ended March 31, 2006 and 2005 (Unaudited)


                                                                                  2006          2005
                                                                               ---------     ---------
Cash flows from operating activities:
Net loss                                                                       $(523,284)    $(427,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs                                                    60,029            --
Depreciation and amortization                                                     20,400        25,916
Amortization of discount on notes payable                                        132,448       155,121
Amortization of deferred compensation                                                 --        11,942
Gain on sale of property and equipment                                           (16,905)           --
Changes in operating assets and liabilities:
      Accounts receivable                                                       (186,411)      (30,535)
      Inventory                                                                   48,044         7,923
      Prepaids and other current assets                                           36,734        19,680
      Deferred rent                                                               (1,500)       (1,500)
      Accounts payable and accrued expenses                                       22,002        21,852
                                                                               ---------     ---------
                 Net Cash Used In Operating Activities                          (408,443)     (217,536)
                                                                               ---------     ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                     79,200            --
                                                                               ---------     ---------

Cash flows from financing activities:
 Proceeds from notes payable                                                     400,000       250,000
 Principal payments on notes payable                                            (203,336)           --
 Principal payments on capital leases                                             (2,115)       (1,863)
                                                                               ---------     ---------
          Net Cash Provided By Financing Activities                              194,549       248,137
                                                                               ---------     ---------

Net (decrease) increase in cash and cash equivalents                            (134,694)       30,601

Cash and cash equivalents, beginning of period                                   172,732        17,115
                                                                               ---------     ---------

Cash and cash equivalents, end of period                                       $  38,038     $  47,716
                                                                               =========     =========

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                                  $   6,762     $   5,179
                                                                               =========     =========
     Taxes                                                                     $      --     $     800
                                                                               =========     =========
Non-cash investing and financing activities:
Cancellations and forfeitures of stock options                                 $  26,598     $  99,000
Accrued interest added to notes payable principal                                  4,000        51,013
Discount related to warrants and convertible notes                               130,603       160,714
Exercise of warrants for debt outstanding                                             --       262,500
Conversion of notes payable                                                           --       316,012



     See accompanying notes to condensed consolidated financial statements.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited. The interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-KSB for the year ended December 31, 2005. Interim operating results are not necessarily indicative of operating results expected for the entire year.

Description of business

The Company is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro-machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

Going concern

The Company incurred a net loss of $523,284 and a negative cash flow from operations of $408,443 for three months ended March 31, 2006, and had a working capital deficiency of $2,231,972 and a stockholders' deficiency of $2,028,542 at March 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at March 31, 2006, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2006.

Principles of consolidation

The consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS
123R), which revises SFAS No. 123 in the first quarter of 2006. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No.
123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminated that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period.

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates in the preceding years, consistent with the method prescribed by SFAS 148 and SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                 Three months ended
                                                   March 31, 2005
                                                 ------------------
Net loss                                              $(427,935)
Add: Stock-based expense included in net loss            11,942
Deduct: Fair value based stock-based expense            (14,720)

                                                      ---------
Pro forma net loss                                    $(430,713)
                                                      =========

Basic and diluted earnings per share:
As reported                                           $    (.01)
Pro forma under SFAS No. 123                          $    (.01)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of March 31, 2006 and 2005, the Company had granted stock options for 1,480,000 and 96,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of March 31, 2006 and 2005, the Company had granted warrants for 9,477,021 and 8,190,155 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. The adoption of SFAS No. 151 did not have a material impact on our financial condition, results of operations, or cash flows.

NOTE 2 INVENTORY

Inventory consists of the following at:


                             March 31, 2006       December 31,
                              (Unaudited)             2005
                             --------------       ------------
Raw materials                   $158,443            $204,748
Finished goods                    95,684              97,423
                                --------            --------

                                $254,127            $302,171
                                ========            ========

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 3 NOTES PAYABLE

Notes payable consist of the following at March 31, 2006 and December 31, 2005:

                                                                                      March 31,
                                                                                         2006          December 31,
                                                                                     (Unaudited)           2005
                                                                                    ------------      -------------
Two lines of credit, unsecured, interest payable monthly at 10.75% and 11.5% per    $    92,983       $    92,983
annum, due on demand.

Note payable, unsecured, converted to three-year note in 2006 with monthly               36,664            40,000
principal payments of $1,112 plus interest at 1% over prime (currently a total of 8.5%).

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a         90,000            90,000
percentage of any future private or public stock offerings.

Four notes payable, secured by all assets of the Company, interest at 8% per            346,907           346,907
annum, payable at various maturities through May 30, 2006. One note for $200,000 was due February 21, 2006 and was converted into a note due August 21, 2006. Two notes for $64,800 and $32,400 were due on April 18, 2006 and April 20, 2006, respectively. The Company is currently negotiating an extension of these notes.
The fourth note, for $49,707, is due May 30, 2006. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The aggregate intrinsic value of the beneficial conversion feature of these notes and warrants, valued at $329,679, has been recorded as loan discount costs and is being amortized over the life of the respective note as additional interest cost.

Note payable, secured by all assets of the Company, interest at 10% per annum,          800,000           800,000
payable on December 23, 2006. The note is convertible, with some limitations, at the holder's option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date. In addition, the note has detachable warrants that allow the holder to buy 600,000 shares of common stock at $0.2878 per share and another 600,000 shares at $0.35 per share.

Note payable, secured by all assets of the Company, interest at 10% per annum,          200,000                --
payable on February 14, 2007. The note is convertible, with some limitations, at the holder's option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date.

Less, remaining debt discount                                                          (311,334)         (309,719)
                                                                                     ----------       -----------
                                                                                      1,255,220         1,060,171
Less, non-current portion of notes                                                      (26,656)               --
                                                                                     ----------       -----------
                                                                                     $1,228,564       $ 1,060,171
                                                                                     ==========       ===========

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 4 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2006 and December 31, 2005:

                                                                                    March 31,
                                                                                       2006          December 31,
                                                                                   (Unaudited)           2005
                                                                                   -----------       ------------
Note payable to the sister of the Company's Chief Executive Officer, secured by    $   190,665       $   190,665
all assets of the Company, interest at 14.25% per annum, due December 31, 2004.
The note payable was originally issued by Advanced Custom Sensors, Inc. (ACSI), which merged with the company in 2004. In connection with the note payable, ACSI issued warrants expiring September 17, 2008, to purchase 190,665 shares of
ACSI's common stock at $.50 per share (The ACSI warrant is convertible into
5,372,940 shares of the Company's stock). The Intrinsic value of the warrant
($190,665) has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently
negotiating an extension of this note.                                                 110,000           110,000

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

Note payable to an employee of the Company, secured by all assets of the                21,600            21,600
Company, interest at 8.0% per annum, due May 30, 2006. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85%
of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $13,886, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.

Note payable to shareholder, secured by all assets of the Company, interest at          54,000            50,000
8.0% per annum at 8.0% per annum, due April 3, 2006. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85%
of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the Beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. This note and accrued interest was converted into
342,000 shares of common stock at maturity.

Less, remaining debt discount                                                             (240)           (3,700)
                                                                                   -----------       -----------
                                                                                   $   376,025       $   368,565
                                                                                   ===========       ===========

                         SENSOR SYSTEMS SOLUTIONS, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
           FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)



NOTE 5 INVESTMENT IN AFFILIATED ENTITIES

Universal Sensors, Inc.

In April 2005, the Company, China Automotive Systems, Inc. (CAAS) and Shanghai Hongxi Investment Inc. (HX) formed Universal Sensors, Inc. (USI), a joint venture in the People's Republic of China to develop, produce and market sensor and related electronic products. The ownership percentages of USI are 30%, 60% and 10% to the Company, CAAS and HX, respectively. CAAS and HX will contribute cash, land and building and the Company will contribute technology. As there was no cash contributed by the Company and the technology it will contribute is not recorded as an asset on the Company's books, the Company's investment in USI is recorded at zero. USI is in a start-up mode and had not begun operations as of March 31, 2006. USI has incurred cumulative losses at March 31, 2006 of approximately $347,000, including $115,000 for the three months then ended. The Company has not recorded any loss from USI since its investment is zero. The Company will not record any income in the future until such time as USI is cumulatively profitable. The company has no liability for future cash payments to USI if necessary to fund its operations or pay its debts.

During the three months ended March 31, 2006, the Company sold some of its tooling equipment to USI. The equipment had an original cost and remaining book value of approximately $118,000 and $62,000, respectively. The Company recorded a gain on the sale of $16,905.

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

3S has 17 employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly 30 distinctive products. 3S formed a joint venture in China with China Automotive Systems, Inc. (NASDAQ: CAAS) in April of 2005, targeting its automotive sensor market. 3S is transitioning to move its production line in Taiwan to this joint venture. 3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in a myriad of developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

3S commenced operations as a private company in September of 1996. 3S is headquartered in Irvine, California where 3S occupies a 25,000 square foot facility fully equipped with fabrication capability.

STRATEGIC PLAN

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

o PENETRATE THE AUTOMOTIVE SENSOR MARKET IN CHINA AND INDIA. By leveraging the marketing channel of USI, our joint venture partner, and X-Lab Global, a leading technology advisory and strategic consulting firm, we will have access to the automotive market in China and India immediately. We plan to use the next two years to build up our production capacity, product offerings and technical team there. We expect to import automotive sensors produced by our joint venture to North America and Europe around 2008.

o STRATEGIC ACQUISITION: Being a public company gives us a supplemental tool to grow our business through acquisition in addition to internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES

We generated revenues of $530,098 for the three months ended March 31, 2006, which was $325,083 or a 159% increase from $205,015 for the three months ended March 31, 2005. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

GROSS PROFIT

Gross profit for the three months ended March 31, 2006, was $197,105 or 37.2% of revenues, compared to $57,741 or 28.2% for the three months ended March 31, 2005. The $139,364 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management's efforts to reduce operating expense, and production tooling improvement.

TOTAL OPERATING EXPENSES

Operating expenses

Operating expenses increased to $544,817 for the three months ended March 31, 2006 compared to $330,555 for the three months ended March 31, 2005. The expenses increased $214,262, primarily as a result of an increase in interest expense, rent, additional investment in R&D personnel and development, and professional fees for a public company.

Amortization of discount on notes payable

Amortization of discount on notes payable decreased to $132,448 for the three months ended March 31, 2006 compared to $155,121 for the three months ended March 31, 2005. The expense decreased $22,673, or 15%, primarily due to the lack of the Sino-America convertible loan in 2006.

Stock-based compensation costs

During the three months ended March 31, 2006, the Company recorded $22,635 in stock-based compensation costs for options issued to employees during the quarter. Another $37,394 was recorded for compensatory stock issued to non-employees for services rendered. There were no stock-based compensation costs in the three months ended March 31, 2005.

NET LOSS

Net loss increased to ($523,284) for the three months ended March 31, 2006 compared to ($427,935) for the three months ended March 31, 2005. The $95,349 increase in net loss is primarily due to the increase in operating expenses exceeding the increase in gross profit and is partially offset by the $16,905 gain on sale of equipment to related party.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

GOING CONCERN

The Company incurred a net loss of $523,284 and a negative cash flow from operations of $408,443 for three months ended March 31, 2006, and had a working capital deficiency of $2,231,972 and a stockholders' deficiency of $2,028,542 at March 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern.

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception. The company received an additional $200,000 on a convertible loan from an outside source in February 2006, bringing the total owed to that lender to $1 million. This allowed the company to pay off some of the debt and continue its operation. Current cash on hand will allow the company to continue its operation for only a short period of time.

At March 31, 2006, cash was $38,038 as compared to $172,732 at December 31, 2005. The decrease is due to the negative cash flow from operations, primarily due to funding an increase in accounts receivable of $186,411 created by the increase in sales. The cash flows from investing and financing activities totaling $273,749 was not enough to fund the $408,443 in net cash used in operations. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/ reorganization laws sought.

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

Future minimum annual rental payments for capitalized leases are as follows:


                           As of March 31, 2006                     Amount
------------------------------------------------------------    --------------
                                      2006 (nine months)          $  9,549
                                      2007                          12,732
                                      2008                          12,732
                                      2009                           3,903
                                                                --------------
                                                                    38,916
Amount representing interest                                        (6,832)
                                                                --------------
Present value of minimum lease payments                             32,084
Less: Current portion                                               (9,163)
                                                                --------------
                                                                  $ 22,921
                                                                ==============

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance.

Future minimum lease commitments for the Company's share under this lease at March 31, 2006 are as follows:



           2006 (nine months)           $      189,625
           2007                                151,095
                                        --------------

                                        $      340,720
                                        ==============



INFLATION AND CHANGING PRICES

We do not foresee any adverse effects on our earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue when risk of loss and title to the product is transferred to the customer, which occurs at shipment.

STOCK - BASED COMPENSATION

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS
123R), which revises SFAS No. 123 in the first quarter of 2006. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". In general, the accounting required by SFAS 123R is similar to that of SFAS No.
123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

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

From inception through March 31, 2006, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On February 14, 2006, the Company issued a note payable for $200,000, secured by all assets of the Company, interest at 10% per annum, payable on February 14, 2007. The note is convertible, with some limitations, at the holder's option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date.

On February 22, 2006, the Company issued a note payable for $200,000, secured by all assets of the Company, interest at 8% per annum, payable on August 21, 2006. The note is convertible at the holder's option at a conversion price equal to the 75% of the average closing bid price of the common stock for the month of February 2006. The note has 3-year warrants attached that allow the holder, if he converts, to purchase an identical number of shares at 85% of the average bid price of the common stock for the 30 trading days preceding exercise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The $190,665 promissory note due to Tina Young matured on December 31, 2004. The Company is currently negotiating a settlement.

The $110,000 convertible loan due to Tina Young matured on March 16, 2005. The Company is currently negotiating a settlement.

A $64,800 convertible loan matured on April 18, 2006. The Company is currently negotiating an extension of the note.

A $32,400 convertible loan matured on April 20, 2006. The Company is currently negotiating an extension of the note.

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

                          SENSOR SYSTEM SOLUTIONS, INC.



Dated: May 25, 2006                 /s/ Michael Young
                                    ----------------------------------
                                    Name: Michael Young
                                    Title: Chief Executive Officer and
                                    Principal
                                    Accounting Officer