Form 10QSB
period 2006-06-30
SENSOR SYSTEM SOLUTIONS INC
filed 2006-08-17
CIK 1111872

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☒ No ☐

As of August 7, 2006 there were 77,371,640 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements: (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
and December 31, 2005.	1

Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2006 and 2005 (unaudited)	2

Condensed Consolidated Statement of Changes in Stockholders'
Deficiency for the six months ended March 31, 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2006 and 2005 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-11

Item 2. Management's Discussion and Analysis or Plan of Operations	12-18

Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Changes in Securities and Small Business Issuer Purchases of
Equity Securities	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31,
	(Unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$11,534	$172,732
Accounts receivable	137,824	228,750
Accounts receivable, related party	51,565	1,690
Inventory	304,956	302,171
Prepaids and other current assets	5,197	46,634

Total current assets	511,076	751,977
Property and equipment, net	134,768	233,862
Other assets	104,112	104,112

Total assets	$749,956	$1,089,951

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,366,756	$1,283,825
Accounts payable, related party	157,565	29,309
Notes payable	1,362,224	1,060,171
Notes payable, related parties	322,265	368,565
Current portion of capital lease obligations	9,458	8,877
Current portion of deferred rent concession	6,000	6,000

Total current liabilities	3,224,268	2,756,747

LONG-TERM LIABILITIES
Non-current portion of notes payable	23,320	--
Capital lease obligations, net of current portion	20,443	25,322
Deferred rent concession, net of current portion	772	3,772

	44,535	29,094

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 180,000,000 shares authorized,
76,737,737 and 61,705,019 shares issued and outstanding	76,738	61,705
Common stock to be issued (none and 14,479,093 shares)	--	550,000
Additional paid-in capital	16,265,876	15,456,834
Deferred compensation	--	(26,598)
Accumulated deficit	(18,861,461)	(17,737,831)

Total stockholders' deficiency	(2,518,847)	(1,695,890)

Total liabilities and stockholders' deficiency	$749,956	$1,089,951

See accompanying notes to condensed consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2006 and 2005 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Sales, net	$287,162	$303,256	$817,260	$508,271

Cost of goods sold	154,380	226,570	487,373	373,844

Gross profit	132,782	76,686	329,887	134,427

Operating expenses	542,169	433,693	1,086,986	764,249

Amortization of discount on notes payable	135,638	36,339	268,086	191,460

Stock-based compensation costs	55,321	--	115,350	--

Total expenses	733,128	470,032	1,470,422	955,460

Gain on sale of equipment to related party	--	--	16,905	--

Net loss	$(600,346)	$(393,346)	$(1,123,630)	$(821,282)

Loss per common share, basic and diluted	$(.01)	$(.01)	$(.02)	$(.01)

Weighted average shares outstanding,
basic and diluted	76,478,851	59,279,241	71,353,572	59,279,241

See accompanying notes to condensed consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the six months ended June 30, 2006 (Unaudited)

	Common Stock		Common Stock to be issued
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance January 1, 2006	61,705,019	$61,705	14,479,093	$550,000	$15,456,834	$(26,598)	$(17,737,831)	$(1,695,890)

Cancellation of stock options	--	--	--	--	(26,598)	26,598	--	--

Stock option expense	--	--	--	--	70,442	--	--	70,442

Compensatory stock issued	211,625	212	--	--	44,696	--	--	44,908

Warrants issued with notes payable	--	--	--	--	130,603	--	--	130,603

Stock issued for warrants exercised in prior year	14,479,093	14,479	(14,479,093)	(550,000)	535,521	--	--	--

Stock issued for settlement of notes payable	342,000	342	--	--	54,378	--	--	54,720

Net loss	--	--	--	--	--	--	(1,123,630)	(1,123,630)

Balance June 30, 2006	76,737,737	$76,738	--	$--	$16,265,876	$--	$(18,861,461)	$(2,518,847)

See accompanying notes to condensed consolidated financial statements.

SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005 (Unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(1,123,630)	$(821,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs	115,350	--
Depreciation and amortization	36,799	51,832
Amortization of discount on notes payable	268,086	191,460
Amortization of deferred compensation	--	23,884
Gain on sale of property and equipment	(16,905)	--
Changes in operating assets and liabilities:
Accounts receivable	41,051	(15,796)
Inventory	(2,785)	(34,249)
Prepaids and other current assets	41,437	24,552
Deferred rent	(3,000)	(3,000)
Accounts payable and accrued expenses	215,907	324,387

Net Cash Used In Operating Activities	(427,690)	(258,212)

Cash flows from investing activities:
Proceeds from sale of property and equipment	79,200	--

Cash flows from financing activities:
Proceeds from notes payable	200,000	250,000
Principal payments on notes payable	(8,410)	--
Principal payments on capital leases	(4,298)	(3,785)

Net Cash Provided By Financing Activities	187,292	246,215

Net decrease in cash and cash equivalents	(161,198)	(11,997)

Cash and cash equivalents, beginning of period	172,732	17,115

Cash and cash equivalents, end of period	$11,534	$5,118

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$12,790	$9,914

Taxes	$--	$800

Non-cash investing and financing activities:
Cancellations and forfeitures of stock options	$6,598	$99,000
Compensatory stock issued	--	1,800,000
Warrants exercised by shareholders from merger	--	47,802
Accrued interest added to notes payable principal	4,720	51,012
Discount related to warrants and convertible notes	130,603	160,714
Conversion of notes payable	54,720	578,512

See accompanying notes to condensed consolidated financial statements.

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

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

 Description of business

Sensor Systems Solutions, Inc. (the Company) is a manufacturer and assembler of sensors and micro systems, and its products include thin film sensors, thin film pressure sensors and micro-machined pressure sensors, and micro systems that may include sensors, signal conditioning circuits, LCD display, computer interface and molded housing specifically designed to the customers needs.

Going concern

The Company incurred a net loss of $1,123,630 and a negative cash flow from operations of $427,690 for the six months ended June 30, 2006, and had a working capital deficiency of $2,713,192 and a stockholders’ deficiency of $2,518,847 at June 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at June 30, 2006, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during 2006.

Principles of consolidation

The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123 effective January 1, 2006. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. Although SFAS 123R would also require the Company to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants, there are none because all options issued prior to January 1, 2006 were cancelled in the first quarter of 2006 (see Note 6).

The Company is using the modified prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date.

The total stock-based compensation expense for the three and six months ended June 30, 2006 was $55,321 and $115,350, respectively, of which $22,635 and $47,807 was from stock options granted during 2006. The balance was from common shares issued in lieu of cash. At June 30, 2006, the unamortized value of these option awards was $221,191 which will be amortized in future periods as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated.

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006

Dividend yield	0%	0%
Risk-free interest rate	4.9%	4.9%
Expected volatility	230%	212%
Expected life of options (years)	6.0	5.7

Prior to the adoption of SFAS 123R, the Company elected to account for its employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and it provided the pro-forma disclosures required under SFAS 123 and SFAS 148. Pro-forma information for the three and six months ended June 30, 2005 is as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005

Net loss	$(393,346)	$(821,282)
Add: Stock-based expense included in net loss	11,942	23,884
Deduct: Fair value based stock-based expense	(11,240)	(25,960)

Pro forma net loss	$(392,644)	$(823,358)

Basic and diluted earnings per share:
As reported	$(.01)	$(.01)

Pro forma under SFAS No. 123	$(.01)	$(.01)

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2006 and 2005, the Company had granted stock options for 1,610,000 and 96,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of June 30, 2006 and 2005, the Company had granted warrants for 9,477,021 and 8,190,155 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

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

In May 2005, the FASB issued Statement No. 154 (SFAS 154) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

NOTE 2 INVENTORY

Inventory consists of the following at:

	June 30, 2006	December 31,
	(Unaudited)	2005

Raw materials	$148,403	$204,748
Finished goods	156,553	97,423
	$304,956	$302,171

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 3 NOTES PAYABLE

Notes payable consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006 (Unaudited)	December 31, 2005

Two lines of credit, unsecured, interest payable monthly at 10.75% and 11.5% per annum, due on demand.	$91,245	$92,983
Note payable, unsecured, converted to three-year note in 2006 with monthly principal payments of $1,112 plus interest at 1% over prime (currently a total of 8.5%).	33,328	40,000
Note payable, unsecured, interest payable monthly at 10% per annum, payable as a percentage of any future private or public stock offerings.	90,000	90,000

Four notes payable, secured by all assets of the Company, interest at 8% per annum, payable at various maturities through August 21, 2006. One note for $200,000 was due February 21, 2006 and was converted into a note due August 21, 2006. The other notes for $64,800, $32,400 and $47,707 were due on April 18, 2006, April 20, 2006 and May 30, 2006, respectively. The Company is currently negotiating an extension of these notes. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The aggregate intrinsic value of the beneficial conversion feature of these notes and warrants, valued at $329,679, has been recorded as loan discount costs and is being amortized over the life of the respective note as additional interest cost.
	346,907	346,907
Note payable, secured by all assets of the Company, interest at 10% per annum, payable on December 23, 2006. The note is convertible, with some limitations, at the holder’s option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date. In addition, the note has detachable warrants that allow the holder to buy 600,000 shares of common stock at $0.2878 per share and another 600,000 shares at $0.35 per share.	800,000	800,000
Note payable, secured by all assets of the Company, interest at 10% per annum, payable on February 14, 2007. The note is convertible, with some limitations, at the holder’s option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date.	200,000	--
Less, remaining debt discount	(175,936)	(309,719)

	1,385,544	1,060,171
Less, non-current portion of notes	(23,320)	--
	$1,362,224	$1,060,171

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 4 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006 (Unaudited)	December 31, 2005

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
Note payable to an employee of the Company, secured by all assets of the Company, interest at 8.0%per annum, due May 30, 2006. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $13,886, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.
	21,600	21,600
Note payable to shareholder, secured by all assets of the Company, interest at 8.0% per annum at 8.0% per annum, due April 3, 2006. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. This note and accrued interest of $4,720 was converted into 342,000 shares of common stock at maturity.
	--	50,000
Less, remaining debt discount	--	(3,700)

	$322,265	$368,565

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5 INVESTMENT IN AFFILIATED ENTITIES

Universal Sensors, Inc.

In April 2005, the Company, China Automotive Systems, Inc. (CAAS) and Shanghai Hongxi Investment Inc. (HX) formed Universal Sensors, Inc. (USI), a joint venture in the People’s Republic of China to develop, produce and market sensor and related electronic products. The ownership percentages of USI are 30%, 60% and 10% to the Company, CAAS and HX, respectively. CAAS and HX will contribute cash, land and building and the Company will contribute technology. As there was no cash contributed by the Company and the technology it will contribute is not recorded as an asset on the Company’s books, the Company’s investment in USI is recorded at zero. USI is in a start-up mode and had not begun operations as of June 30, 2006. USI has incurred cumulative losses at June 30, 2006 of approximately $484,000, including $252,000 for the six months then ended. The Company has not recorded any loss from USI since its investment is zero. The Company will not record any income in the future until such time as USI is cumulatively profitable. The Company has no liability for future cash payments to USI if necessary to fund its operations or pay its debts.

As of June 30, 2006, the Company also had trade accounts receivable and payable due from and to USI in the amounts of $51,565 and $157,565, respectively.

During the six months ended June 30, 2006, the Company sold some of its tooling equipment to USI. The equipment had an original cost and remaining book value of approximately $118,000 and $62,000, respectively. The Company recorded a gain on the sale of $16,905.

NOTE 6 STOCK OPTIONS

The Company had a stock option plan, which provided for the granting of options to employees, independent representatives and directors of the Company. The Company was authorized to issue 200,000 shares of common stock of Advanced Custom Sensors, Inc. (ACSI) which merged with Sensor System Solutions, Inc. in 2004. The exercise price was fixed by the plan administrator, shares vested over four years upon the optionee’s completion of service and the options expired ten years from the date of grant. At January 1, 2006, there were options for 76,000 shares outstanding with an exercise price of $.50. In the first quarter of 2006, the Board of Directors cancelled this plan and all outstanding options. The Board then approved a new stock compensation plan which includes stock options and other forms of stock-based awards. The Company is authorized to issue 5,000,000 shares of common stock under this plan. The first grant of stock options was to the employees whose ACSI stock options were cancelled. They were granted options for 760,000 shares on March 3, 2006 at the closing price on that date with a vesting period of one year.

At June 30, 2006, options outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2006	76,000	$.50
Cancelled	(76,000)	.50
Replacement options	760,000.21
Granted	850,000.19
Exercised	--

Balance at June 30, 2006	1,610,000	$.20

SENSOR SYSTEMS SOLUTIONS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:

As of June 30, 2006	Amount
2006 (six months)	$6,366
2007	12,732
2008	12,732
2009	3,903
35,733
Amount representing interest	(5,832)

Present value of minimum lease payments	29,901
Less: Current portion	(9,458)
$20,443

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance.

Future minimum lease commitments for the Company's share under this lease at June 30, 2006 are as follows:

2006 (six months)	$128,350
2007	151,095
$279,445

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

3S has 14 employees in the United States, and utilizes a network of independent contractors and consultants throughout the United States and Asia. 3S produces or supplies a family of nearly 30 distinctive products. 3S formed a joint venture in China with China Automotive Systems, Inc. (NASDAQ: CAAS) in April of 2005, targeting its automotive sensor market. 3S is transitioning to move its production line in Taiwan to this joint venture. 3S is a supplier of thin-film and micro-machined force and pressure sensors to the medical, chemical, oil, and gas industries. 3S believes that its technology will enable it to become a global supplier of advanced MEMS/Microelectronic products in a myriad of developing markets. 3S's strategic plan is to focus on developing custom MEMS pressure sensor devices and forming strategic partnerships where its strategic partners dominate the sales channels in industries accepting MEMS sensor applications.

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

▪
Penetrate the automotive sensor market in China and India. By leveraging the marketing channel of USI, our joint venture partner, and X-Lab Global, a leading technology advisory and strategic consulting firm, we will have access to the automotive market in China and India immediately. We plan to use the next twoyears to build up our production capacity, product offerings and technical team there. We expect to import automotive sensors produced by our joint venture to North America and Europe around 2008.

▪
Strategic acquisition: Being a public company gives us a supplemental tool to grow our business through acquisition in addition to internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Three months Ended June 30, 2006 and 2005

Revenues

We generated revenues of $287,162 for the three months ended June 30, 2006, which was a decrease of $16,094 or 6% from $303,256 for the three months ended June 30, 2005. The decrease is primarily the result of a temporary lapse in ordering by one of the Company’s largest customers in order to work off its inventory level. This customer has issued a new purchase order subsequent to the end of the quarter for approximately $600,000 worth of products to be delivered over the next two years.

Gross Profit

Gross profit for the three months ended June 30, 2006, was $132,782 or 46.3% of revenues, compared to $76,686 or 25.3% for the three months ended June 30, 2005. The $56,096 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management’s efforts to reduce operating expense, and production tooling improvement.

Total Expenses

Operating expenses

Operating expenses increased to $542,169 for the three months ended June 30, 2006 compared to $433,693 for the three months ended June 30, 2005. The expenses increased $108,476, primarily as a result of an increase in interest expense, rent, additional investment in R&D and sales personnel, and professional fees for a public company.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $135,638 for the three months ended June 30, 2006 compared to $36,339 for the three months ended June 30, 2005. The expense increased $99,299, or 273%, primarily due to the Cornell Capital Partners borrowings of $800,000 in December 2005 and $200,000 in February 2006.

Stock-based compensation costs

During the three months ended June 30, 2006, the Company recorded $47,807 in stock-based compensation costs for options issued to employees during the quarter. Another $7,514 was recorded for compensatory stock issued to non-employees for services rendered. There were no stock-based compensation costs in the three months ended June 30, 2005.

Net Loss

Net loss increased to ($600,346) for the three months ended June 30, 2006 compared to ($393,346) for the three months ended June 30, 2005. The $207,000 increase in net loss is due to the increase in operating expenses exceeding the increase in gross profit.

Six months Ended June 30, 2006 and 2005

Revenues

We generated revenues of $817,260 for the six months ended June 30, 2006, which was $308,989 or a 61% increase from $508,271 for the six months ended June 30, 2005. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

Gross Profit

Gross profit for the six months ended June 30, 2006, was $329,887 or 40.4% of revenues, compared to $134,427 or 26.4% for the six months ended June 30, 2005. The $195,460 increase in gross profit was generated by a decrease in cost of sales percentage, which was the result of increased productivity and management’s efforts to reduce operating expense, and production tooling improvement.

Total Expenses

Operating expenses

Operating expenses increased to $1,086,986 for the six months ended June 30, 2006 compared to $764,249 for the six months ended June 30, 2005. The expenses increased $322,737, primarily as a result of an increase in interest expense, rent, additional investment in R&D personnel and development, and professional fees for a public company.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $268,086 for the six months ended June 30, 2006 compared to $191,460 for the six months ended June 30, 2005. The expense increased $76,626, or 40%, primarily due to the Cornell Capital Partners borrowings of $800,000 in December 2005 and $200,000 in February 2006.

Stock-based compensation costs

During the six months ended June 30, 2006, the Company recorded $70,442 in stock-based compensation costs for options issued to employees during the quarter. Another $44,908 was recorded for compensatory stock issued to non-employees for services rendered. There were no stock-based compensation costs in the six months ended June 30, 2005.

Net Loss

Net loss increased to ($1,123,630) for the six months ended June 30, 2006 compared to ($821,282) for the six months ended June 30, 2005. The $302,348 increase in net loss is primarily due to the increase in operating expenses exceeding the increase in gross profit and is partially offset by the $16,905 gain on sale of equipment to related party.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

The Company incurred a net loss of $1,123,630 and a negative cash flow from operations of $427,690 for the six months ended June 30, 2006, and had a working capital deficiency of $2,713,192 and a stockholders’ deficiency of $2,518,847 at June 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern.

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

At June 30, 2006, cash was $11,534 as compared to $172,732 at December 31, 2005. The decrease is due to the negative cash flow from operations, primarily due to the net loss of $1,123,630 reduced by $420,235 in non-cash expenditures for stock-based compensation, amortization of debt discount costs and depreciation and amortization. Changes in operating assets and liabilities contributed an additional $296,610 in cash, primarily from a decrease in accounts payable of $215,907. The cash flows from investing and financing activities totaling $266,492 was not enough to fund the $427,690 in net cash used in operations. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/ reorganization laws sought.

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

Future minimum annual rental payments for capitalized leases are as follows:

As of June 30, 2006	Amount
2006 (six months)	$6,366
2007	12,732
2008	12,732
2009	3,903
35,733
Amount representing interest	(5,832)
Present value of minimum lease payments	29,901
Less: Current portion	(9,458)
$20,443

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance.

Future minimum lease commitments for the Company's share under this lease at June 30, 2006 are as follows:

2006 (six months)	$128,350
2007	151,095
$279,445

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

Recent Accounting Pronouncements

During the first quarter of 2006, the Company adopted Statement No. 151 (SFAS 151) “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. The adoption of SFAS 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154 (SFAS 154) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

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

On February 22, 2006, the Company issued a note payable for $200,000, secured by all assets of the Company, interest at 8% per annum, payable on August 21, 2006. The note is convertible at the holder’s option at a conversion price equal to the 75% of the average closing bid price of the common stock for the month of February 2006. The note has 3-year warrants attached that allow the holder, if he converts, to purchase an identical number of shares at 85% of the average bid price of the common stock for the 30 trading days preceding exercise.

On May 1, 2006, the Company issued 342,000 shares of its common stock in payment of a $54,000 note payable plus accrued interest of $720.

Item 3.   Defaults Upon Senior Securities.

The $190,665 promissory note due to Tina Young matured on December 31, 2004. The Company is currently negotiating a settlement.

The $110,000 convertible loan due to Tina Young matured on March 15, 2005. The Company is currently negotiating a settlement.

A $64,800 convertible loan matured on April 18, 2006. The Company is currently negotiating an extension of the note.

A $32,400 convertible loan matured on April 20, 2006. The Company is currently negotiating an extension of the note.

A $47,707 convertible loan matured on May 30, 2006. The Company is currently negotiating an extension of the note.

A $21,600 convertible loan matured on May 30, 2006. The Company is currently negotiating an extension of the note.

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

SENSOR SYSTEM SOLUTIONS, INC.

Dated: August 14, 2006	/s/ Michael Young
Name: Michael Young Title: Chief Executive Officer and Principal Accounting Officer