Form 10QSB
period 2006-09-30
SENSOR SYSTEM SOLUTIONS INC
filed 2006-11-20
CIK 1111872

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                                       or

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

                                 Yes |X| No |_|

As of November 7, 2006 there were 78,828,002 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements: (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited)
         and December 31, 2005.                                                                          1

         Condensed Consolidated Statements of Operations for the three and nine
         months ended September 30, 2006 and 2005 (unaudited)                                            2

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency for the nine months ended September 30, 2006 (unaudited)                             3

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2006 and 2005 (unaudited)                                                   4

         Notes to Condensed Consolidated Financial Statements (unaudited)                             5-12

Item 2.  Management's Discussion and Analysis or Plan of Operations                                  13-19

Item 3.  Controls and Procedures                                                                        19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              20

Item 2.  Changes in Securities and Small Business Issuer Purchases of
          Equity Securities                                                                             20

Item 3.  Defaults Upon Senior Securities                                                                20

Item 4.  Submission of Matters to a Vote of Security Holders                                            20

Item 5.  Other Information                                                                              20

Item 6.  Exhibits                                                                                       20


SIGNATURES                                                                                              21

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           As of September 30, 2006 (Unaudited) and December 31, 2005

                                                                                September 30, 2006     December 31,
                                                                                    (Unaudited)           2005
                                                                                    ------------     ------------
                                     ASSETS
CURRENT ASSETS

Cash                                                                                $     31,417     $    172,732
Accounts receivable                                                                      100,441          228,750
Accounts receivable, related party                                                        53,628            1,690
Inventory                                                                                263,865          302,171
Prepaids and other current assets                                                          2,588           46,634
                                                                                    ------------     ------------

       Total current assets                                                              451,939          751,977

Property and equipment, net                                                              119,861          233,862

Other assets                                                                             104,112          104,112
                                                                                    ------------     ------------

Total assets                                                                        $    675,912     $  1,089,951
                                                                                    ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $  1,555,224     $  1,283,825
Accounts payable, related party                                                          187,218           29,309
Notes payable                                                                          1,423,877        1,060,171
Notes payable, related parties                                                           315,853          368,565
Current portion of capital lease obligations                                               9,763            8,877
Current portion of deferred rent concession                                                5,272            6,000
                                                                                    ------------     ------------

       Total current liabilities                                                       3,497,207        2,756,747
                                                                                    ------------     ------------

LONG-TERM LIABILITIES
Non-current portion of notes payable                                                      19,984               --
Capital lease obligations, net of current portion                                         17,885           25,322
Deferred rent concession, net of current portion                                              --            3,772
                                                                                    ------------     ------------

                                                                                          37,869           29,094
                                                                                    ------------     ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding              --               --
Common stock, $.001 par value, 180,000,000 shares authorized,
78,087,261 and 61,705,019 shares issued and outstanding                                   78,088           61,705
Common stock to be issued (none and 14,479,093 shares)                                        --          550,000
Additional paid-in capital                                                            16,404,768       15,456,834
Deferred compensation                                                                         --          (26,598)
Accumulated deficit                                                                  (19,342,020)     (17,737,831)
                                                                                    ------------     ------------

       Total stockholders' deficiency                                                 (2,859,164)      (1,695,890)
                                                                                    ------------     ------------

Total liabilities and stockholders' deficiency                                      $    675,912     $  1,089,951
                                                                                    ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended September 30, 2006 and 2005 (Unaudited)

                                                For the three months ended         For the nine months ended
                                                      September 30,                      September 30,
                                              -----------------------------     -----------------------------

                                                  2006             2005             2006             2005
                                              ------------     ------------     ------------     ------------
Sales, net                                    $    288,379     $    347,061     $  1,105,639     $    855,332

Cost of goods sold                                 183,412          191,545          670,785          565,389
                                              ------------     ------------     ------------     ------------

Gross profit                                       104,967          155,516          434,854          289,943
                                              ------------     ------------     ------------     ------------

Operating expenses                                 428,349          405,733        1,515,335        1,169,982

Amortization of discount on notes payable          108,721           86,876          376,807          278,336

Stock-based compensation costs                      48,456               --          163,806               --
                                              ------------     ------------     ------------     ------------

     Total expenses                                585,525          492,609        2,055,948        1,448,318
                                              ------------     ------------     ------------     ------------

Gain on sale of equipment to related party              --               --           16,905               --
                                              ------------     ------------     ------------     ------------

Net loss                                      $   (480,558)    $   (337,093)    $ (1,604,189)    $ (1,158,375)
                                              ============     ============     ============     ============

Loss per common share, basic and diluted      $       (.01)    $       (.01)    $       (.02)    $       (.02)
                                              ============     ============     ============     ============

Weighted average shares outstanding,
basic and diluted                               77,416,571       59,279,241       73,374,571       59,279,241
                                              ============     ============     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY For the nine months ended
                         September 30, 2006 (Unaudited)

                                     Common Stock           Common Stock to be issued
                             --------------------------    --------------------------
                                                                                        Additional
                                                                                          paid-in        Deferred     Accumulated
                                 Shares       Amount         Shares           Amount      capital      compensation     deficit
                             ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance
   January 1, 2006             61,705,019  $     61,705    14,479,093       $550,000    $15,456,834        (26,598)  $(17,737,831)

Cancellation of
   stock options                       --            --            --             --        (26,598)        26,598             --

Stock option expense                   --            --            --             --        118,898             --             --

Compensatory stock
   issued                         211,625           212            --             --         44,696             --             --

Warrants issued with
  notes payable                        --            --            --             --        172,389             --             --

Stock issued for warrants
  exercised in prior year      14,479,093        14,479   (14,479,093)      (550,000)       535,521             --             --

Stock issued for settlement
  of notes payable              1,691,524         1,692            --             --        103,028             --             --

Net loss                               --            --            --             --             --             --     (1,604,189)
                             ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance
   September 30, 2006          78,087,261  $     78,088            --   $         --   $ 16,404,768   $         --   $(19,342,020)
                             ============  ============  ============   ============   ============   ============   ============


                                  Total
                             ------------
Balance
   January 1, 2006           $ (1,695,890)

Cancellation of
   stock options                       --

Stock option expense              118,898

Compensatory stock
   issued                          44,908

Warrants issued with
  notes payable                   172,389

Stock issued for warrants
  exercised in prior year              --

Stock issued for settlement
  of notes payable                104,720

Net loss                       (1,604,189)
                             ------------
Balance
   September 30, 2006        $ (2,859,164)
                             ============


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEM SOLUTIONS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
     FLOWS For the nine months ended September 30, 2006 and 2005 (Unaudited)

                                                                                   2006            2005
                                                                               -----------     -----------
Cash flows from operating activities:
Net loss                                                                       $(1,604,189)    $(1,158,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation costs                                                     163,806              --
Depreciation and amortization                                                       53,259          71,464
Amortization of discount on notes payable                                          376,807         270,837
Amortization of deferred compensation                                                   --          34,588
Gain on sale of property and equipment                                             (16,905)             --
Changes in operating assets and liabilities:
     Accounts receivable                                                            76,371         (38,700)
     Inventory                                                                      38,306         (58,343)
     Prepaids and other current assets                                              44,046          10,404
     Deferred rent                                                                  (4,500)         (4,500)
     Accounts payable and accrued expenses                                         434,028         581,017
                                                                               -----------     -----------

          Net Cash Used in Operating Activities                                   (438,971)       (291,608)
                                                                               -----------     -----------

Cash flows from investing activities:
     Purchase of property and equipment                                             (1,553)         (6,500)
     Proceeds from sale of property and equipment                                   79,200              --
                                                                               -----------     -----------

          Net Cash Provided by (Used in) Financing Activities                       77,647          (6,500)
                                                                               ===========     ===========

Cash flows from financing activities:
     Proceeds from notes payable                                                   265,000         298,744
     Principal payments on notes payable                                           (38,440)             --
     Principal payments on capital leases                                           (6,551)         (5,770)
                                                                               -----------     -----------

          Net Cash Provided by Financing Activities                                220,009         292,974
                                                                               -----------     -----------

Net decrease in cash and cash equivalents                                         (141,315)         (5,134)

Cash and cash equivalents, beginning of period                                     172,732          17,115
                                                                               -----------     -----------

Cash and cash equivalents, end of period                                       $    31,417     $    11,981
                                                                               ===========     ===========

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                                  $    21,049     $     9,914
                                                                               ===========     ===========

     Taxes                                                                     $        --     $       800
                                                                               ===========     ===========
Non-cash investing and financing activities:
Cancellations and forfeitures of stock options                                 $    26,598     $   112,200
Compensatory stock issued                                                               --       1,800,000
Warrants exercised by shareholders from merger                                          --          47,802
Accrued interest added to notes payable principal                                    4,720          51,012
Discount related to warrants and convertible notes                                 172,389         160,714
Conversion of notes payable                                                        104,720         578,512


     See accompanying notes to condensed consolidated financial statements.

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


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

Going concern

The Company incurred a net loss of $1,604,189 and a negative cash flow from operations of $438,971 for the nine months ended September 30, 2006, and had a working capital deficiency of $3,045,268 and a stockholders' deficiency of $2,859,164 at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's financial position and operating results. However, given the levels of its cash resources and working capital deficiency at September 30, 2006, management believes cash to be generated by operations will not be sufficient to meet anticipated cash requirements for operations, working capital, and capital expenditures during the remainder of the year.

Principles of consolidation

The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include the accounts and operations of Sensor Systems Solutions Inc. and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-based compensation

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS
123R), which revises SFAS No. 123 effective January 1, 2006. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. Although SFAS 123R would also require the Company to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants, there are none because all options issued prior to January 1, 2006 were cancelled in the first quarter of 2006 (see Note 7).

The Company is using the modified prospective method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date.

The total stock-based compensation expense for the three and nine months ended September 30, 2006 was $48,456 and $163,806, respectively, of which $48,456 and $118,898 was from stock options granted during 2006. The balance was from common shares issued in lieu of cash. At September 30, 2006, the unamortized value of these option awards was $172,735 which will be amortized in future periods as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated.


                                         Three months       Nine months
                                             ended             ended
                                       Sept. 30, 2006     Sept. 30, 2006
                                       --------------     --------------
Dividend yield                                  0%                0%
Risk-free interest rate                       4.9%              4.9%
Expected volatility                           230%              212%
Expected life of options (years)              6.0               5.7

Prior to the adoption of SFAS 123R, the Company elected to account for its employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and it provided the pro-forma disclosures required under SFAS 123 and SFAS 148. Pro-forma information for the three and nine months ended September 30, 2005 is as follows:


                                                 Three months    Nine months
                                                    ended           ended
                                               Sept. 30, 2005   Sept. 30, 2005
                                                 -----------     -----------

Net loss                                         $  (337,093)    $(1,158,375)
Add: Stock-based expense included in net loss         10,704          34,588
Deduct: Fair value based stock-based expense         (13,200)        (39,160)
                                                 -----------     -----------

Pro forma net loss                               $  (335,589)    $(1,162,947)
                                                 ===========     ===========

Basic and diluted earnings per share:
As reported                                      $      (.01)    $      (.02)
                                                 ===========     ===========

Pro forma under SFAS No. 123                     $      (.01)    $      (.02)
                                                 ===========     ===========

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


Earnings (loss) per share

Basic earnings (loss) per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2006 and 2005, the Company had granted stock options for 1,610,000 and 96,500 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive. As of September 30, 2006 and 2005, the Company had granted warrants for 9,477,021 and 8,190,155 shares of common stock, respectively, that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

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

In May 2005, the FASB issued Statement No. 154 (SFAS 154) "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NOTE 2 SIGNIFICANT EVENT

On September 14, 2006, the Company was evicted from the premises it leases at 45 Parker Avenue in Irvine, CA (see Note 8) by The Irvine Company, the lessor of the property, for nonpayment of rent. The Company is attempting to obtain additional funding to pay the back rent and move back in. Alternatively, the Company may seek a suitable other location for its operations (see Note 9 - Subsequent Events).

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 3 INVENTORY

Inventory consists of the following at:

                                                                                   September 30, 2006     December 31,
                                                                                       (Unaudited)            2005
                                                                                       ------------       ------------
Raw materials                                                                          $    133,641      $     204,748

Finished goods                                                                              130,224             97,423
                                                                                       ------------       ------------

                                                                                       $    263,865      $     302,171
                                                                                       ============      =============

NOTE 4 NOTES PAYABLE

Notes payable consist of the following at September 30, 2006 and December 31, 2005:

                                                                                       September 30,
                                                                                            2006          December 31,
                                                                                         (Unaudited)          2005
                                                                                       ------------       ------------

Two lines of credit, unsecured, interest payable monthly at 10.75% and 11.5% per       $     86,151      $      92,983
annum, due on demand.

Note payable, unsecured, converted to three-year note in 2006 with monthly                   29,992             40,000
principal payments of $1,112 plus interest at 1% over prime (currently a total of 8.5%).

Note payable, unsecured, interest payable monthly at 10% per annum, payable as a             90,000             90,000
percentage of any future private or public stock offerings.

Five notes payable (four at December 31,2006), secured by all assets of the                 376,907            346,907
Company, interest at 8% per annum, payable at various maturities through July
20, 2007. One note for $200,000 was due February 21, 2006 and was converted into a note due August 21, 2006. The other notes for $64,800, $32,400 and $49,707 were due on April 18, 2006, April 20, 2006 and May 30, 2006, respectively. The
Company is currently negotiating an extension of these notes. The fifth note is for $30,000 and is due July 20, 2007. At maturity, the notes are convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, each note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The aggregate intrinsic value of the beneficial conversion feature of these notes and warrants, valued at $348,965, has been recorded as loan discount costs and is being amortized over the life of the respective note as additional interest cost.

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


Note payable, secured by all assets of the Company, interest at 10% per annum,              750,000           800,000
payable on December 23, 2006. The note is convertible, with some limitations, at the holder's option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date. In addition, the note has detachable warrants that allow the holder to buy 600,000 shares of common stock at $0.2878 per share and another 600,000 shares at $0.35 per share. During the three months ended September 30, 2006, $50,000 of this note was converted into
1,354,524 shares of common stock.

Note payable, secured by all assets of the Company, interest at 10% per annum,              200,000                --
payable on February 14, 2007. The note is convertible, with some limitations, at the holder's option at a conversion price equal to the lesser of $0.35 or 90% of the lowest volume weighted average price of the common stock for the 15 trading days immediately preceding the conversion date.

Less, remaining debt discount                                                               (89,189)         (309,719)
                                                                                       ------------      ------------

                                                                                          1,443,861         1,060,171
Less, non-current portion of notes                                                          (19,984)               --
                                                                                       ------------      ------------

                                                                                       $  1,423,877      $  1,060,171
                                                                                       ============      ============

NOTE 5 NOTES PAYABLE, RELATED PARTIES

Notes payable to related parties consist of the following at September 30, 2006 and December 31, 2005:

                                                                                       September 30,
                                                                                            2006         December 31,
                                                                                        (Unaudited)          2005
                                                                                       ------------      ------------

Note payable to the sister of the Company's Chief Executive Officer, secured by        $    190,665      $    190,665
all assets of the Company, interest at 14.25% per annum, due December 31, 2004.
The note payable was originally issued by Advanced Custom Sensors, Inc. (ACSI), which merged with the company in 2004. In connection with the note payable, ACSI issued warrants expiring September 17, 2008, to purchase 190,665 shares of
ACSI's common stock at $.50 per share (The ACSI warrant is convertible into
5,372,940 shares of the Company's stock). The intrinsic value of the warrant
($190,665) has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. The Company is currently negotiating an extension of this note.

Note payable to the sister of the Company's Chief Executive Officer, secured by             110,000           110,000
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

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


Note payable to an employee of the Company, secured by all assets of the                     --            21,600
Company, interest at 8.0%per annum, due May 30, 2006. At maturity, the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85%
of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $13,886, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.

Note payable to shareholder, secured by all assets of the Company, interest at               --            50,000
8.0% per annum at 8.0% per annum, due April 3, 2006. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85%
of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $32,143, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost. This note and accrued interest of $4,720 was converted into 342,000 shares of common stock at maturity.

Note payable to shareholder, secured by all assets of the Company, interest at           35,000                --
8.0% per annum at 8.0% per annum, due August 17, 2007. At maturity the note is convertible at the holder's option at a conversion price equal to 70% of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, the note has warrants attached that, once the note is converted into stock, allow the holder to purchase stock at 85%
of the weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. The intrinsic value of the beneficial conversion feature of the note and warrants, valued at $22,500, has been recorded as loan discount costs and is being amortized over the life of the note as additional interest cost.

Less, remaining debt discount                                                           (19,812)           (3,700)
                                                                                   ------------      ------------

                                                                                   $    315,853      $    368,565
                                                                                   ============      ============

NOTE 6 INVESTMENT IN AFFILIATED ENTITIES

Universal Sensors, Inc.

In April 2005, the Company, China Automotive Systems, Inc. (CAAS) and Shanghai Hongxi Investment Inc. (HX) formed Universal Sensors, Inc. (USI), a joint venture in the People's Republic of China to develop, produce and market sensor and related electronic products. The ownership percentages of USI are 30%, 60% and 10% to the Company, CAAS and HX, respectively. CAAS and HX will contribute cash, land and building and the Company will contribute technology. As there was no cash contributed by the Company and the technology it will contribute is not recorded as an asset on the Company's books, the Company's investment in USI is recorded at zero. USI is in a start-up mode and was not fully operational as of September 30, 2006. USI has incurred cumulative losses at September 30, 2006 of approximately $662,000, including $430,000 for the nine months then ended. The Company has not recorded any loss from USI since its investment is zero. The Company will not record any income in the future until such time as USI is cumulatively profitable. The Company has no liability for future cash payments to USI if necessary to fund its operations or pay its debts.

As of September 30, 2006, the Company also had trade accounts receivable and payable due from and to USI in the amounts of $53,628 and $187,218, respectively. During the nine months ended September 30, 2006, the Company sold some of its tooling equipment to USI. The equipment had an original cost and remaining book value of approximately $118,000 and $62,000, respectively. The Company recorded a gain on the sale of $16,905.

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 7 STOCK OPTIONS

The Company had a stock option plan, which provided for the granting of options to employees, independent representatives and directors of the Company. The Company was authorized to issue 200,000 shares of common stock of Advanced Custom Sensors, Inc. (ACSI) which merged with Sensor System Solutions, Inc. in 2004. The exercise price was fixed by the plan administrator, shares vested over four years upon the optionee's completion of service and the options expired ten years from the date of grant. At January 1, 2006, there were options for 76,000 shares outstanding with an exercise price of $.50. In the first quarter of 2006, the Board of Directors cancelled this plan and all outstanding options. The Board then approved a new stock compensation plan which includes stock options and other forms of stock-based awards. The Company is authorized to issue 5,000,000 shares of common stock under this plan. The first grant of stock options was to the employees whose ACSI stock options were cancelled. They were granted options for 760,000 shares on March 3, 2006 at the closing price on that date with a vesting period of one year.

At September 30, 2006, options outstanding are as follows:

                                          Shares    Average Exercise Price
                                       ----------   ----------------------

Balance at January 1, 2006                 76,000           $.50
Cancelled                                 (76,000)           .50
Replacement options                       760,000            .21
Granted                                   850,000            .19
Exercised                                      --
                                       ----------           ----

Balance at September 30, 2006           1,610,000           $.20
                                       ==========           ====

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under two capital leases with monthly payments of $360 and $701, respectively, including interest at 12.75% per annum.

Future minimum annual rental payments for capitalized leases are as follows:


                      As of September 30, 2006                   Amount
                      ------------------------                 ---------

                      2006 (three months)                      $   3,183
                      2007                                        12,732
                      2008                                        12,732
                      2009                                         3,903
                                                               ---------

                                                                  32,550
Amount representing interest                                      (4,902)
                                                               ---------

Present value of minimum lease payments                           27,648
Less: Current portion                                             (9,763)
                                                               ---------

                                                               $  17,885
                                                               =========

                  SENSOR SYSTEMS SOLUTIONS, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance (see Notes 2 and 9).

Future minimum lease commitments for the Company's share under this lease at September 30, 2006 are as follows:


                     2006 (three months)          $ 64,175
                     2007                          151,095
                                                  --------

                                                  $215,270
                                                  ========

NOTE 9 SUBSEQUENT EVENTS

On November 15. 2006, a settlement was reached with The Irvine Company to allow the Company to re-enter the premises and begin limited operations. The settlement calls for a payment of $100,000 to re-enter the premises and $79,040 of back rent by December 15, 2006. The Company's CEO and two other employees went through the premises on November 15, 2006 and determined that all inventory and machinery that was locked up on September 14, 2006 was still there and nothing was damaged or missing and that all items were fully accounted for.

Cornell Capital has agreed to loan the Company $250,000 under a bridge loan to pay the back rent and to fund operations for the short term. Cornell Capital has agreed that once the Company's September 30, 2006 10-QSB is filed, they will advance the funds necessary for the Company to pay The Irvine Company $100,000.

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

* Increase the revenue of our existing sensor component business. Once finalized, the majority of our sensor component manufacturing will be moved to our joint venture in China to help reduce the cost of our products. We will invest to increase our production capacity and will qualify offshore suppliers to meet the increasing demands. Substantial efforts will be invested in sales and marketing in order to expand our customer base and to secure additional OEM projects.

* Develop sensor solution business. By leveraging the advances in technology and the large industry-wide investments in wireless and telecommunication in the last decade, we can now offer total sensor solutions at a very affordable price. These sensor solutions are modules containing sensing elements, signal conditioning circuitry, software for calibration and interface, and capability of wireless communication and/or networking. They will provide information continuously to decision makers in all phases of business operation.

* Penetrate the automotive sensor market in China and India. By leveraging the marketing channel of USI, our joint venture partner, and X-Lab Global, a leading technology advisory and strategic consulting firm, we will have access to the automotive market in China and India immediately. We plan to use the next two years to build up our production capacity, product offerings and technical team there. We expect to import automotive sensors produced by our joint venture to North America and Europe around 2008.

* Strategic acquisition: Being a public company gives us a supplemental tool to grow our business through acquisition in addition to internal growth. We will actively seek equity or debt funding to bring in the necessary resources to execute this plan.

RESULTS OF OPERATIONS

Three months Ended September 30, 2006 and 2005

Revenues

We generated revenues of $288,379 for the three months ended September 30, 2006, which was a decrease of $58,682 or 17% from $347,061 for the three months ended September 30, 2005. The decrease is primarily the result of being evicted on September 14, 2006 from the premises it leases (see Note 2 to the Consolidated Financial Statements). Revenues will be severely reduced in the fourth quarter as operations were curtailed through November 2006 (see Note 9 to the Consolidated Financial Statements).

Gross Profit

Gross profit for the three months ended September 30, 2006, was $104,967 or 36.4% of revenues, compared to $155,516 or 44.8% for the three months ended September 30, 2005. The $50,549 decrease in gross profit was a result of the decrease in revenue and the higher cost of sales percentage which was due to lower productivity caused by the eviction mentioned above.

Total Expenses

Operating expenses

Operating expenses increased to $428,349 for the three months ended September 30, 2006 compared to $405,733 for the three months ended September 30, 2005. The expenses increased $22,616, primarily as a result of an increase in interest expense and rent, partially offset by lower payroll and insurance costs.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $108,721 for the three months ended September 30, 2006 compared to $86,876 for the three months ended September 30, 2005. The expense increased $21,845, or 25%, primarily due to the Cornell Capital Partners borrowings of $800,000 in December 2005 and $200,000 in February 2006.

Stock-based compensation costs

During the three months ended September 30, 2006, the Company recorded $48,456 in stock-based compensation costs for options issued to employees during the quarter. There were no stock-based compensation costs in the three months ended September 30, 2005.

Net Loss

Net loss increased to ($480,558) for the three months ended September 30, 2006 compared to ($337,093) for the three months ended September 30, 2005. The $143,465 increase in net loss is due to the increase in operating expenses and the decrease in gross profit.

Nine months Ended September 30, 2006 and 2005

Revenues

We generated revenues of $1,105,639 for the nine months ended September 30, 2006, which was $250,307 or a 29% increase from $855,332 for the nine months ended September 30, 2005. The increase is the result of the hiring of a full-time sales manager, the addition of new sales representatives and the introduction of new products.

Gross Profit

Gross profit for the nine months ended September 30, 2006, was $434,854 or 39.3% of revenues, compared to $289,943 or 33.9% for the six months ended September 30, 2005. The $144,911 increase in gross profit was generated by the increase in revenue and a decrease in cost of sales percentage, which was the result of increased productivity and management's efforts to reduce operating expense, and production tooling improvement.

Total Expenses

Operating expenses

Operating expenses increased to $1,515,335 for the nine months ended September 30, 2006 compared to $1,169,982 for the nine months ended September 30, 2005. The expenses increased $345,353, primarily as a result of an increase in interest expense, rent, payroll, additional investment in R&D, travel and legal fees.

Amortization of discount on notes payable

Amortization of discount on notes payable increased to $376,807 for the nine months ended September 30, 2006 compared to $278,336 for the nine months ended September 30, 2005. The expense increased $98,471, or 35%, primarily due to the Cornell Capital Partners borrowings of $800,000 in December 2005 and $200,000 in February 2006.

Stock-based compensation costs

During the nine months ended September 30, 2006, the Company recorded $118,898 in stock-based compensation costs for options issued to employees. Another $44,908 was recorded for compensatory stock issued to non-employees for services rendered. There were no stock-based compensation costs in the nine months ended September 30, 2005.

Net Loss

Net loss increased to ($1,604,189) for the nine months ended September 30, 2006 compared to ($1,158,375) for the nine months ended September 30, 2005. The $445,814 increase in net loss is primarily due to the increase in operating expenses exceeding the increase in gross profit and is partially offset by the $16,905 gain on sale of equipment to related party.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Going Concern

The Company incurred a net loss of $1,604,189 and a negative cash flow from operations of $438,971 for the nine months ended September 30, 2006, and had a working capital deficiency of $3,045,268 and a stockholders' deficiency of $2,859,164 at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern.

We have relied primarily on cash flow from operations, bank loans, and advances and investments from our shareholders for our capital requirements since inception. The company received an additional $200,000 on a convertible loan from an outside source in February 2006, bringing the total owed to that lender to $1 million and received $65,000 in loans during the third quarter. This allowed the company to pay off some of the debt and continue its operation. Current cash on hand will allow the company to continue its operation for only a short period of time.

At September 30, 2006, cash was $31,417 as compared to $172,732 at December 31, 2005. The decrease is due to the negative cash flow from operations, primarily due to the net loss of $1,604,189 reduced by $593,872 in non-cash expenditures for stock-based compensation, amortization of debt discount costs and depreciation and amortization. Changes in operating assets and liabilities contributed an additional $588,251 in cash, primarily from a decrease in accounts payable of $434,028. The cash flows from investing and financing activities totaling $297,656 was not enough to fund the $438,971 in net cash used in operations. We have a substantial working capital deficit. We require $3,000,000 to continue operations for the next three years. We are in the process of raising capital in the form of equity and/or debt. However, there is no guarantee that we will raise sufficient funds to execute our business plan. To the extent we are unable to raise sufficient funds, our business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/ reorganization laws sought.

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

Future minimum annual rental payments for capitalized leases are as follows:


                      As of September 30, 2006                   Amount
                      ------------------------                 ---------
                      2006 (three months)                      $   3,183
                      2007                                        12,732
                      2008                                        12,732
                      2009                                         3,903
                                                               ---------

                                                                  32,550
Amount representing interest                                      (4,902)
                                                               ---------

Present value of minimum lease payments                           27,648
Less: Current portion                                             (9,763)
                                                               ---------

                                                               $  17,885
                                                               =========

The Company leases its office and facility through July 31, 2007 under a long-term operating lease agreement. Under terms of the lease, the Company pays the cost of repairs and maintenance (see Notes 2 and 9 to the Consolidated Financial Statements).

Future minimum lease commitments for the Company's share under this lease at September 30, 2006 are as follows:


                      2006 (three months)                      $  64,175
                      2007                                       151,095
                                                               ---------

                                                               $ 215,270
                                                               =========

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

Recent Accounting Pronouncements

During the first quarter of 2006, the Company adopted Statement No. 151 (SFAS
151) "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. The adoption of SFAS 151 did not have a material impact on the Company's financial condition, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154 (SFAS 154) "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

From inception through September 30, 2006, we have incurred aggregate net losses. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

On July 20, 2006, the Company issued a note payable for $30,000, secured by all assets of the Company, interest at 8% per annum, payable on July 20, 2007. The note is convertible at the holder's option at a conversion price equal to 70% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. The note has 3-year warrants attached that allow the holder, if he converts, to purchase an identical number of shares at 85% of the average bid price of the common stock for the 30 trading days preceding exercise.

On August 17, 2006, the Company issued a note payable for $35,000, secured by all assets of the Company, interest at 8% per annum, payable on August 17, 2007. The note is convertible at the holder's option at a conversion price equal to 70% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. The note has 3-year warrants attached that allow the holder, if he converts, to purchase an identical number of shares at 85% of the average bid price of the common stock for the 30 trading days preceding exercise.

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

A $200,000 convertible loan matured on August 21, 2006. The Company is currently negotiating an extension of the note.

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

                                    SENSOR SYSTEM SOLUTIONS, INC.



Dated: November 17, 2006            /s/ Michael Young
                                    --------------------------------------------
                                    Name: Michael Young
                                    Title: Chief Executive Officer and Principal
                                    Accounting Officer